Form 10-Q
period 2005-08-31
MAAX Holdings, Inc.
filed 2005-10-13
CIK 1327046

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                        Commission file number 333-125251


                               MAAX Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                   41-2158731
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                             9224 73rd Avenue North
                         Brooklyn Park, Minnesota 55428
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (800) 328-2531
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of October 12, 2005, 2,570,469 shares of common stock and 300,000 shares of class A common stock were outstanding.

================================================================================

                        PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

                           Consolidated Balance Sheets
                          (In thousands of US dollars)

                                                            The Company   The Company
                                                            February 28,   August 31,
                                                                2005         2005
--------------------------------------------------------------------------------------
                                                              Audited       Unaudited
Assets

Current assets:
  Cash and cash equivalents                                $      5,522   $     26,408
  Accounts receivable, less allowance for doubtful
    accounts of $1,602; $1,543 (note 2)                          57,936         71,260
  Income taxes receivable                                         8,284          9,565
  Inventories (note 3)                                           44,587         37,943
  Prepaid expenses                                                4,321          3,843
  Assets held for sale                                            1,545          1,606
  Deferred income taxes                                           3,588          3,649
 -------------------------------------------------------------------------------------
  Total current assets                                          125,783        154,274

Property, plant and equipment                                    91,980         90,820
Intangible assets                                               138,006        136,477
Goodwill (note 4)                                               224,312        219,531
Derivative financial instruments                                 10,619          6,415
Other assets                                                     18,686         17,659
Deferred income taxes                                            10,890         12,147

--------------------------------------------------------------------------------------
Total assets                                               $    620,276   $    637,323
======================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities (note 5)        $     53,417   $     70,901
  Deferred income taxes                                           1,607          1,049
  Current portion of long-term debt (note 6)                      6,286         10,484
 -------------------------------------------------------------------------------------
  Total current liabilities                                      61,310         82,434

Long-term debt (note 6)                                         467,018        471,322
Deferred income taxes                                            63,928         57,299
--------------------------------------------------------------------------------------
Total liabilities                                               592,256        611,055

Shareholders' equity
  Capital Stock (note 7)                                         47,567         47,670
  Additional paid-in capital                                      3,421          3,201
  Deficit                                                       (20,769)       (21,722)
  Accumulated other comprehensive loss,
    net of income taxes of $1,153; $953                          (2,199)        (2,881)
 -------------------------------------------------------------------------------------
  Total shareholders' equity                                     28,020         26,268

--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $    620,276   $    637,323
======================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

                        Consolidated Statements of Income
                          (In thousands of US dollars)
                                    Unaudited

                                                                      |                        The
                                                        Predecessor   |       The            Company
                                                          Company     |     Company         Six-month
                                                       March 1, 2004  | June 4, 2004 to    period ended
                                                      to June 3, 2004 | August 31, 2004   August 31, 2005
----------------------------------------------------------------------|----------------------------------
Net sales                                             $    143,836    |   $    128,426       $    279,055
                                                                      |
Operating costs and expenses                                          |
   Cost of goods sold                                       98,490    |         88,011            199,487
   Selling, general and administrative (note 9)             36,670    |         17,361             53,383
   Depreciation and amortization                             3,987    |          3,837             10,010
  --------------------------------------------------------------------|----------------------------------
                                                           139,147    |        109,209            262,880
                                                                      |
Operating income                                             4,689    |         19,217             16,175
                                                                      |
   Interest expense                                          1,321    |          6,342             20,994
  --------------------------------------------------------------------|----------------------------------
                                                                      |
Income before income taxes                                   3,368    |         12,875             (4,819)
                                                                      |
Income taxes                                                          |
   Current                                                   3,922    |          1,341                 (9)
   Deferred                                                 (2,350)   |            196             (3,924)
  --------------------------------------------------------------------|----------------------------------
                                                             1,572    |          1,537             (3,933)
                                                                      |
Net income (loss)                                     $      1,796    |   $     11,338       $       (886)
=========================================================================================================

                                                                      |                         The
                                                        Predecessor   |       The             Company
                                                          Company     |     Company         Three-month
                                                        June 1, 2004  | June 4, 2004 to    period ended
                                                      to June 3, 2004 | August 31, 2004   August 31, 2005
----------------------------------------------------------------------|----------------------------------
                                                                      |
Net sales                                             $      7,700    |   $    128,426       $    138,286
                                                                      |
Operating costs and expenses                                          |
   Cost of goods sold                                        5,346    |         88,011             99,804
   Selling, general and administrative (note 9)              8,897    |         17,361             24,715
   Depreciation and amortization                               154    |          3,837              5,094
  --------------------------------------------------------------------|----------------------------------
                                                            14,397    |        109,209            129,613
                                                                      |
Operating income                                            (6,697)   |         19,217              8,673
                                                                      |
   Interest expense                                             58    |          6,342             10,692
  --------------------------------------------------------------------|----------------------------------
                                                                      |
Income before income taxes                                  (6,755)   |         12,875             (2,019)
                                                                      |
Income taxes                                                          |
   Current                                                     986    |           1,341              (298)
   Deferred                                                 (1,184)   |             196              (118)
  --------------------------------------------------------------------|----------------------------------
                                                              (198)   |           1,537              (416)
                                                                      |
Net income (loss)                                     $     (6,557)   |    $     11,338      $     (1,603)
=========================================================================================================

         See accompanying notes to the consolidated financial statements


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

                 Consolidated Statements of Shareholders' Equity
                          (In thousands of US dollars)
                                    Unaudited
                                                                                         Accumulated
                                                             Additional                     other
                                               Common         paid-in        Retained   comprehensive  Comprehensive
                                               stock          capital        earnings   income (loss)  income (loss)
--------------------------------------------------------------------------------------------------------------------
Predecessor Company

Balance as at February 29, 2004             $    105,044   $        232   $    115,647   $     10,476

Net Income                                            --             --          1,796             --   $      1,796

Foreign currency translation                          --             --             --         (2,811)        (2,811)

                                                                                                        ------------
Total comprehensive loss                              --             --             --             --   $     (1,015)
                                                                                                        ============

Dividends paid                                        --             --         (1,266)            --

Stock based-compensation                              --          2,714             --             --

Tax benefit associated with stock options             --            219             --             --

Issuance of common shares                         11,809             --             --             --
-----------------------------------------------------------------------------------------------------

Balance, as at June 3, 2004                 $    116,853   $      3,165   $    116,177   $      7,665
-----------------------------------------------------------------------------------------------------

Merger transaction                              (116,853)        (3,165)      (116,177)        (7,665)

The Company

Net Income                                            --             --         11,338             --   $     11,338

Foreign currency translation                          --             --             --          3,349          3,349

                                                                                                        ------------
Total comprehensive income                            --             --             --             --   $     14,687
                                                                                                        ============

Stock based-compensation                              --          2,690             --             --

Issuance of common shares                        133,688             --             --             --
-----------------------------------------------------------------------------------------------------

Balance, as at August 31, 2004              $    133,688   $      2,690   $     11,338   $      3,349
=====================================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

           Consolidated Statements of Shareholders' Equity (continued)
                          (In thousands of US dollars)
                                    Unaudited

                                                                                         Accumulated
                                                             Additional                     other
                                               Common         paid-in        Retained   comprehensive  Comprehensive
                                               stock          capital        earnings   income (loss)  income (loss)
--------------------------------------------------------------------------------------------------------------------
The Company

Balance as at February 28, 2005             $     47,567   $      3,421   $    (20,769)  $     (2,199)

Net loss                                              --             --           (886)            --   $       (886)

Foreign currency translation, net of
  income taxes of $194                                --             --             --           (693)          (693)

Change in fair market value of
 derivative financial instruments, net of
 income taxes of $6                                   --             --             --             11             11
                                                                                                        ------------

Total comprehensive loss                              --             --             --             --   $     (1,568)
                                                                                                        ============

Stock-based compensation (note 8)                     --             27             --             --


Issuance of common stock                             195             --             --             --

Redemption of common stock                           (92)          (247)            --             --

 Excess of redemption price over
  stated capital (note 7)                             --             --            (67)            --
-----------------------------------------------------------------------------------------------------

Balance, as of August 31, 2005              $     47,670   $      3,201   $    (21,722)  $     (2,881)
=====================================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

                      Consolidated Statements of Cash Flows
                          (In thousands of US dollars)
                                    Unaudited

                                                                           |                           The
                                                             Predecessor   |       The               Company
                                                               Company     |     Company            Six-month
                                                            March 1, 2004  | June 4, 2004 to      period ended
                                                           to June 3, 2004 | August 31, 2004    August 31, 2005
---------------------------------------------------------------------------|-----------------------------------
Cash flows related to operating activities:                                |
  Net income (loss)                                        $      1,796    |   $     11,338        $       (886)
  Items not affecting cash:                                                |
        Depreciation and amortization                             3,987    |          3,837              10,010
        Amortization of financial expenses                          121    |            447               1,190
        Change in fair value of derivative                                 |
          financial instrument                                    2,679    |         (1,219)              4,443
        Accreted interest on Senior discount notes                   --    |             --               6,358
        Gain on disposal of property, plant and                            |
          equipment                                                  --    |             --                (489)
        Stock-based compensation                                  2,714    |             --                  27
        Deferred income taxes                                    (2,350)   |            196              (3,924)
         Net change in non-cash balances related                           |
           to operations                                                   |
               Accounts receivable                              (15,190)   |          4,905             (12,470)
               Income tax receivable                             (3,686)   |         (3,280)             (1,080)
               Inventories                                       (2,049)   |            977               7,404
               Prepaid expenses                                     308    |             43                 521
               Accounts payable                                   6,778    |         (6,464)             16,927
 --------------------------------------------------------------------------|-----------------------------------
                                                                 (4,892)   |         10,780              28,031
Cash flows related to financing activities:                                |
  Proceeds from issuance of long-term debt                       34,000    |        375,319                 324
  Repayment of long-term debt                                   (81,963)   |        (23,415)             (1,907)
  Proceeds from issuance of shares                                   33    |        133,688                 195
  Redemption of common shares                                        --    |             --                (406)
  Decrease in notes receivable related to the                              |
     exercise of stocks options                                      --    |         11,772                  --
  Debt issuance cost                                                 --    |        (12,263)                 12
  Dividends paid                                                 (1,266)   |             --                  --
 --------------------------------------------------------------------------|-----------------------------------
                                                                (49,196)   |        485,101              (1,782)
Cash flows related to investing activities:                                |
  Business acquisition                                           (3,762)   |       (437,332)                 --
  Additions to property, plant and equipment                     (1,563)   |         (1,196)             (3,681)
  Additions to intangible assets                                     --    |             --                (979)
  Proceeds from disposal of property, plant                                |
    and equipment                                                   110    |             67                 902
  Other assets                                                       76    |           (480)             (1,458)
 --------------------------------------------------------------------------|-----------------------------------
                                                                 (5,139)   |       (438,941)             (5,216)
---------------------------------------------------------------------------|-----------------------------------
Net increase (decrease) in cash and cash equivalents            (59,227)   |         56,940              21,033
                                                                           |
Translation adjustment on cash denominated                                 |
  in foreign currencies                                             (84)   |              3                (147)
                                                                           |
Cash and cash equivalents, beginning of period                    4,467    |        (54,844)              5,522
---------------------------------------------------------------------------|-----------------------------------
Cash and cash equivalents, end of period                   $    (54,844)   |   $      2,099        $     26,408
===============================================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

                Consolidated Statements of Cash Flows (continued)
                          (In thousands of US dollars)
                                    Unaudited

                                                                           |                          The
                                                           Predecessor     |       The              Company
                                                             Company       |     Company          Three-month
                                                          June 1, 2004     | June 4, 2004 to      period ended
                                                         to June 3, 2004   | August 31, 2004    August 31, 2005
---------------------------------------------------------------------------|-----------------------------------
Cash flows related to operating activities:                                |
  Net income (loss)                                        $     (6,557)   |   $     11,338        $     (1,603)
  Items not affecting cash:                                                |
        Depreciation and amortization                               154    |          3,837               5,094
        Amortization of financial expenses                            6    |            447                 595
        Change in fair value of derivative                                 |
          financial instrument                                      395    |         (1,219)              1,317
        Accreted interest on Senior discount notes                   --    |             --               3,264
        Gain on disposal of property, plant and                            |
          equipment                                                  --    |             --                (489)
        Stock-based compensation                                  2,714    |             --                  43
        Deferred income taxes                                    (1,184)   |            196                (118)
  Net change in non-cash balances related                                  |
    to operations                                                          |
        Accounts receivable                                       8,949    |          4,905               2,619
        Income tax receivable                                       768    |         (3,280)                529
        Inventories                                              (1,274)   |            977               2,444
        Prepaid expenses                                            118    |             43                 319
        Accounts payable                                         (2,950)   |         (6,464)              7,483
 --------------------------------------------------------------------------|-----------------------------------
                                                                  1,139    |         10,780              21,497
Cash flows related to financing activities:                                |
  Proceeds from issuance of long-term debt                           --    |        375,319                  --
  Repayment of long-term debt                                   (55,916)   |        (23,415)             (1,607)
  Proceeds from issuance of shares                                   --    |        133,688                  --
  Decrease in notes receivable related to the                              |
     exercise of stock options                                       --    |         11,772                  --
  Debt issuance costs                                                --    |        (12,263)                 --
 --------------------------------------------------------------------------|-----------------------------------
                                                                (55,916)   |        497,364              (1,607)
Cash flows related to investing activities:                                |
  Business acquisition                                           (3,762)   |       (437,332)                 --
  Additions to property, plant and equipment                        (97)   |         (1,196)             (1,922)
  Additions to intangibles assets                                    --    |             --                  41
  Proceeds from disposal of property, plant                                |
    and equipment                                                    13    |             67                 793
  Other assets                                                    1,039    |           (480)               (655)
 --------------------------------------------------------------------------|-----------------------------------
                                                                 (2,807)   |       (438,941)             (1,743)
---------------------------------------------------------------------------|-----------------------------------
                                                                           |
Net increase (decrease) in cash and cash equivalents            (57,584)   |         56,940              18,147
                                                                           |
Translation adjustment on cash denominated                                 |
  in foreign currencies                                             (53)   |              3                (137)
                                                                           |
Cash and cash equivalents, beginning of period                    2,793    |        (54,844)              8,398
---------------------------------------------------------------------------|-----------------------------------
Cash and cash equivalents, end of period                   $    (54,844)   |   $      2,099        $     26,408
===============================================================================================================

        See accompanying notes to the consolidated financial statements.

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Tabular amounts are expressed in thousands of U.S. dollars)
                                    Unaudited

         MAAX Holdings, Inc. (the "Company") is incorporated under the General Corporation Law of Delaware. Its principal business activity is to design, develop, manufacture and distribute bathroom, kitchen and spas products.

         MAAX Inc. (the "Predecessor Company") was incorporated under Part IA of the Companies Act (Quebec) and had the same business activity as the Company.

1.       Summary of significant accounting policies

         Basis of financial statement presentation

         On June 4, 2004, the Company acquired all of the outstanding shares of the Predecessor Company in a business combination accounted for as a purchase. As a result of the acquisition, the financial statements for the periods after the acquisition are presented on a different cost basis than that for the periods before the acquisition and, therefore, are not comparable. The accounting policies of the Company are consistent with those of the Predecessor Company.

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the annual financial statements for the year ended February 28, 2005.

         Consolidation

         The consolidated financial statements, expressed in US dollars, include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation. Comparative figures for the period ended June 3, 2004 represents the results of the Predecessor Company and all its subsidiaries prior to its acquisition by the Company on June 4, 2004.

         Reporting currency

         The functional and reporting currency of the Company is the US dollar.

         The financial statements of the Company's Canadian and Netherlands subsidiaries are measured in Canadian dollars and Euros, their respective functional currencies, and are translated in US dollars as follows: assets and liabilities of these subsidiaries are translated at exchange rates at the balance sheet date; revenues and expenses are translated at the annual year-to-date average exchange rate; and the resulting cumulative translation adjustments are recorded in other comprehensive income (loss).

         The functional currency of the Predecessor Company was the Canadian dollar. However, the Predecessor Company had adopted the US dollar as its reporting currency. The financial statements were translated into the reporting currency using the current rate method. Under this method, the financial statements were translated into the reporting currency as follows: assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet, while revenues and expenses are translated at the annual year-to-date average exchange rate. All gains and losses resulting from the translation of the financial statements into the reporting currency were included in the accumulated other comprehensive income (loss) in shareholders' equity.

1.       Summary of significant accounting policies (continued)

         Intangible assets

         Intangible assets are stated at cost and have definite useful lives. Amortization is calculated using the straight-line method over the following periods:

         Enterprise Resource Planning System                         15 years
         Trademarks                                            5 and 40 years
         Distribution networks                              3, 5 and 25 years
         Non-compete agreements                                       5 years

         The weighted average useful lives for trademarks and distribution networks are 40 years and 23.9 years, respectively.

         Product warranty

         The Company establishes a provision for product warranties based on management's judgment and the Company's historical experience with such warranty costs. The provision is recorded at the same time that the revenue is recognized and is presented in accrued liabilities on the balance sheet. Changes in the warranty reserve are as follows:

    =============================================================================
                                        Predecessor        The           The
                                          Company        Company       Company
                                       As of June 3,    August 31,    August 31,
                                           2004            2004          2005
    -----------------------------------------------------------------------------
    Beginning balance                  $      3,335   $      3,252   $      3,630
        Warranty accrual                      1,868          1,878          4,386
        Cash payments                        (1,933)        (1,570)        (4,036)
        Translation adjustment                  (18)            51             85
    -----------------------------------------------------------------------------
    Ending balance                     $      3,252   $      3,611   $      4,065
    =============================================================================

2.       Accounts receivable

    =============================================================================
                                                           The            The
                                                         Company        Company
                                                       February 28,    August 31,
                                                           2005           2005
    -----------------------------------------------------------------------------
    Trade receivables                                 $     55,037   $     67,235
    Other receivables                                        2,899          4,025
    -----------------------------------------------------------------------------
                                                      $     57,936   $     71,260
    =============================================================================

3.       Inventories

    =============================================================================
                                                           The            The
                                                         Company        Company
                                                       February 28,    August 31,
                                                           2005           2005
    -----------------------------------------------------------------------------
    Raw material                                      $     24,178   $     21,381
    Work in progress                                         3,995          3,997
    Finished goods                                          16,414         12,565
    -----------------------------------------------------------------------------
                                                      $     44,587   $     37,943
    =============================================================================

4.       Goodwill

         During the second quarter ended August 31, 2005, the Company recorded an adjustment to its allocation of the purchase price related to the acquisition of the Predecessor Company to reflect the impact of a change in the tax rate of one of its subsidiaries used for the evaluation of intangible assets. This adjustment represents a decrease in goodwill of $4,800,000 that was allocated to the Bathroom segment.

5.       Accounts payable and accrued liabilities

    ============================================================================================
                                                                          The            The
                                                                        Company        Company
                                                                      February 28,    August 31,
                                                                          2005           2005
    --------------------------------------------------------------------------------------------
    Trade payables                                                   $     20,334   $     33,169
    Interest payable                                                        4,264          4,466
    Other accrued expenses payable                                         28,819         33,266
    --------------------------------------------------------------------------------------------
                                                                     $     53,417   $     70,901
    ============================================================================================

6.       Long-term debt

    ============================================================================================
                                            Effective                       The          The
                                             interest                     Company      Company
                                            rate as at      Years of    February 28,  August 31,
                                         August 31, 2005    maturity       2005          2005
    --------------------------------------------------------------------------------------------
    Senior discount notes                     11.57%          2012   $    112,750   $    119,108

    Term loan A (C$115,500,000)                5.20%          2010         94,852         97,296

    Term loan B                                6.28%          2012        114,425        113,850

    Senior subordinated notes                  9.75%          2013        150,000        150,000

    Capital lease obligation                   8-17%       2007-2009          809            754

    Note payable                               6.50%          2008             --            355

    Other                                     Various      2005-2014          468            443
    --------------------------------------------------------------------------------------------

                                                                          473,304        481,806

    Current portion of long-term debt                                       6,286         10,484

    --------------------------------------------------------------------------------------------
    Long-term debt                                                   $    467,018   $    471,322
    ============================================================================================

         Senior discount notes were issued by the Company in a principal amount at maturity of $170,689,000 ($110,000,526 in gross proceeds on the issuance date). No cash interest will accrue on the notes prior to December 15, 2008. Thereafter, cash interest will accrue at an annual interest rate of 11.25% and be payable semi-annually. The notes will mature on December 15, 2012.

         The Company also has access to an authorized revolving credit facility in an amount of C$50 million or its equivalent in US dollars, bearing interest at LIBOR plus 2.5%. As at August 31, 2005, the Company would have been able to use C$25 million without violating any of its debt covenants.

         Term loan A bears interest at a Canadian Banker's acceptance rate or LIBOR plus 2.5% and Term loan B bears interest at LIBOR plus 2.75%. The principal amounts of these term loans must be repaid in consecutive quarterly installments from September 2005 to September 2009 for the Term loan A and from September 2005 to June 2011 for the Term loan B.

         The revolving credit facility, Term loan A facility and Term loan B facility are guaranteed by all existing and future, direct and indirect Canadian and U.S. subsidiaries of the Company, subject to certain exceptions agreed to in the loan documents. In addition, the Company's obligations under the facility and the obligations of the parent and subsidiary guarantors under the guarantees are secured by substantially all of the assets of MAAX Corporation and each of its parent and its subsidiary guarantors. The agreement governing these credit facilities contain certain covenants including the obligation to maintain certain financial ratios.

         The Company's senior subordinated notes bear interest at a rate of 9.75% and are fully redeemable upon maturity in June 2012. The indenture governing these notes contains certain covenants including the obligation to maintain certain financial ratios.

         Prior to the end of the second quarter ended August 31, 2005, the Company initiated discussions with its lenders to obtain an amendment under the Company's senior secured credit facility with respect to the required total leverage ratio for the second quarter ended August 31, 2005. The Company obtained such amendment and consequently met its financial ratios as of August 31, 2005.

7.       Capital Stock

         The Company

         The authorized capital of the Company consists of 6,850,000 common shares, voting, with a par value of $0.01, 500,000 Class A common shares, voting, with a par value of $0.01, and 150,000 Series A preferred stock, non-voting, with a par value of $0.01, redeemable at the holder's option into common shares.

         Issued and paid: 2,570,469 common shares and 300,000 Class A common shares.

         During the six-month period ended August 31, 2005, the Company issued 19,020 common shares for cash consideration of $190 following the exercise of stock options, and 11,780 common shares for cash consideration of $195,000. The Company also redeemed 24,576 common shares for cash consideration of $406,000. The difference between the book value and the consideration paid was recorded in retained earnings as excess of redemption price over stated capital in an amount of $67,000.

         Predecessor Company

         The authorized capital of the Predecessor Company consisted of an unlimited number of no par value common shares and Class A and Class B preferred shares, non-participating and non-voting. Issued and paid: 24,399,459 common shares.

8.       Stock-based compensation

         The Company has a stock-based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with SFAS No. 123, "Accounting for stock-based compensation". The compensation costs that have been charged against income for this plan was $27,000 for the six-month period ended August 31, 2005 ($0 for the six-month period ended August 31, 2004) and $43,000 for the three-month period ended August 31, 2005 ($0 for the three-month period ended August 31, 2004).

         Under this plan, the Company may grant options to its senior management and some members of the Board of Directors for up to 299,517 shares of common stock. The exercise price of each option equals the estimated market value of the Company's stock on the date of grant as determined by the Board of Directors and an option's maximum term is ten years, or earlier in cases of termination of employment, retirement or death. Under this program, 30% of the options granted vest over a five year period (6% at each of the first five anniversary dates) and 70% of the options granted vest (14% each year) upon the Company's attainment of certain equity targets.

         A summary of the status of the Company's stock option plan as of August 31, 2005, and changes during the period ended on that date, is presented below:

    ======================================================================================================
                                                                                                 Weighted
                                                                                                 average
                                                                                                 exercise
                                                                                  Shares          price
    ------------------------------------------------------------------------------------------------------
    Outstanding at beginning of year                                                286,645   $      16.87
    Granted                                                                           7,987          16.56
    Cancelled                                                                       (31,949)        (16.56)
    ------------------------------------------------------------------------------------------------------

    Outstanding as of August 31, 2005                                               262,683   $      16.90
    ======================================================================================================

    Options exercisable as of August 31, 2005                                        13,400   $      16.56
    ======================================================================================================

         The following table summarizes information on outstanding stock options as at August 31, 2005:

                                      Options outstanding                            Vested options
                                   -----------------------------------------------------------------------
                                                                  Weighted                       Weighted
                                                   Average        average                        average
                                                  remaining       exercise                       exercise
    Range of exercise price            Number       life            price           Number        price
    ------------------------------------------------------------------------------------------------------
    $16.56                             238,683      8.8 years   $      16.56         13,400   $      16.56
    $20.24                              24,000      9.4 years   $      20.24             --             --
    ------------------------------------------------------------------------------------------------------
    $16.56 to $20.24                   262,683      8.9 years   $      16.90         13,400   $      16.56
    ======================================================================================================

         Under this plan, 36,834 stock options may still be granted at the end of the period.

         Certain member of management rolled stock options of the Predecessor Company's option plan into the Company's plan. The value of these options has been recorded as additional paid-in capital on June 4, 2004. A summary of the status of these stock options as of August 31, 2005 and changes during the period ended on that date, is presented below:


    ======================================================================================================
                                                                                                 Weighted
                                                                                                 average
                                                                                                 exercise
                                                                                  Shares          price
    ------------------------------------------------------------------------------------------------------
    Outstanding at beginning of period                                              164,203   $       4.81
    Exercised                                                                       (19,020)         (0.01)
    ------------------------------------------------------------------------------------------------------

    Outstanding as of August 31, 2005                                               145,183   $       5.43
    ======================================================================================================

    Options exercisable as of August 31, 2005                                       145,183   $       5.43
    ======================================================================================================


         A member of management also received fully-vested options to purchase 42,995 preferred shares of the Company for $0.01 per share. The preferred shares are redeemable by the holder at such time as the holder exercises options under the plan to purchase shares of common stock as an exercise price of $16.56 per share, so that the holder may redeem a number of preferred shares not exceeding the number of shares of common stock acquired upon the exercise of the common stock options. The preferred shares may also be redeemed by the Company in connection with a significant transaction, as defined in the Company's Certificate of Incorporation. The redemption price for each preferred share will be an amount equal to the lesser of (i) the fair market value of a share of the common stock, as determined in good faith by the Board of Directors of the Company and (ii) $16.56 per share.

         Until to June 3, 2004, the Predecessor Company had a stock-based compensation plan, which is described in Note 11 to the annual financial statements for the year ended February 28, 2005. The Predecessor Company accounting for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation cost was not recorded because the option exercise price was equal to the market value of the underlying common stock on the date of grant.

         If the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation, the charge against income would have been $1,108,000 for the period from March 1, 2004 to June 3, 2004.

9.       Information on the consolidated statements of income

         Selling, general and administrative expenses include the change in fair value of derivative financial instruments which represent a gain of $923,000 for the six-month period ended August 31, 2005 (gain of $1,512,000 for the three-month period ended August 31, 2005) and a gain of $1,704,000 for the three-month period ended August 31, 2004 (gain of $2,417,000 for the three-month period ended August 31, 2004).

         In addition, costs of $14,000 related to the acquisition transaction of the Predecessor Company were included in the selling, general and administrative expenses for the six-month period ended August 31, 2005 ($0 for the three-month period ended August 31, 2005) and $9,887,000 for the six-month period ended August 31, 2004 ($8,126,000 for the three-month period ended August 31, 2004).

         Below are miscellaneous revenues and expenses incurred during the normal course of operations:


    =================================================================================================
                                                                              The             The
                                                                            Company         Company
                                                             Predecessor     June 4,       Six-month
                                                               Company       2004 to      period ended
                                                            March 1, 2004   August 31,     August 31,
                                                           to June 3, 2004     2004          2005
    -------------------------------------------------------------------------------------------------
    Bad debt expense                                       $        195   $        207   $        231
    Gain on disposal of property, plant and equipment                --             --           (489)
    =================================================================================================

    =================================================================================================
                                                                              The             The
                                                                            Company         Company
                                                            Predecessor      June 4,      Three-month
                                                              Company        2004 to      period ended
                                                            June 1, 2004    August 31,     August 31,
                                                          to June 3, 2004      2004           2005
    -------------------------------------------------------------------------------------------------
    Bad debt expense                                       $         --   $        207   $        174
    Gain on disposal of property, plant and equipment                --             --           (489)
    =================================================================================================

9.       Information on the consolidated statements of income (continued)

         Below is a summary of the restructuring charges incurred during the six-month period ended August 31, 2005. Charges are recorded when a liability is incurred in accordance with Financial Accounting Standards Board ("FASB") Statement No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, and SFAS No. 144 or other applicable guidance.

    =============================================================================
                                                                          Actual
                                              Total        Actual for      for
                                             expected      three-month  six-month
                                             charges         period       period
    -----------------------------------------------------------------------------
    Opening balance of liabilities
    related to restructuring                     --             --             --

    Amounts expensed
     One-time termination benefits              579            290            290
     Contract termination costs                 305             --             --
     Other associated costs                     378            111            111
    -----------------------------------------------------------------------------
                                              1,262            401            401
    Amounts paid
     One-time termination benefits               --           (107)          (107)
     Other associated costs                      --           (111)          (111)
    -----------------------------------------------------------------------------
                                                 --           (218)          (218)
     Ending balance of liabilities
     related to restructuring                    --            183            183
    =============================================================================

         The closure of the plant in Anjou, Quebec, which will be effective on December 31, 2005, is part of our previously announced plan designed to improve margins in the Bathroom segment by reducing excess capacity.

10.      Warranties and Guarantees

         Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. Each quarter, the Company reassesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary.

         The Company has guaranteed a portion of the residual values of certain assets under operating leases with expiration dates between 2005 and 2011, for the benefit of the lessor. If the fair value of the assets, at the end of their respective lease term, is less than the residual value guaranteed, then the Company must, under certain conditions, compensate the lessor for a portion of the shortfall. The maximum exposure in respect of these guarantees is $312,000. The Company has not recorded any liability associated with these guarantees.


11.      Segmented information

         Reconciliation with the financial statements of revenues and assets by business segment are :

    ==================================================================================
                                    Predecessor             The              The
                                      Company             Company          Company
                                   March 1, 2004        June 4, 2004      Six-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Net sales
      Bathroom                    $    117,985        $    101,570        $    225,976
      Kitchen                           10,645              10,830              22,666
      Spas                              15,206              16,026              30,413
    ----------------------------------------------------------------------------------
                                  $    143,836        $    128,426        $    279,055
    ==================================================================================

    ==================================================================================
                                    Predecessor             The             The
                                      Company             Company         Company
                                   June 1, 2004        June 4, 2004     Three-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Net sales
      Bathroom                    $      6,513        $    101,570        $    111,111
      Kitchen                              618              10,830              12,127
      Spas                                 569              16,026              15,048

    ----------------------------------------------------------------------------------
                                  $      7,700        $    128,426        $    138,286
    ==================================================================================

    ==================================================================================
                                    Predecessor             The              The
                                      Company             Company          Company
                                   March 1, 2004        June 4, 2004      Six-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Operating income
      Bathroom                    $      5,053        $     17,041        $     17,180
      Kitchen                             (333)                519              (1,735)
      Spas                                 (31)              1,657                 730
    ----------------------------------------------------------------------------------

                                         4,689              19,217              16,175
    Interest expenses                    1,321               6,342              20,994
    ----------------------------------------------------------------------------------

                                  $      3,368        $     12,875        $     (4,819)
    ==================================================================================


11.      Segmented information (continued)

    ==================================================================================
                                    Predecessor             The             The
                                      Company             Company         Company
                                   June 1, 2004        June 4, 2004     Three-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Operating income
      Bathroom                    $     (6,356)       $     17,041        $      8,773
      Kitchen                             (380)                519                (984)
      Spas                                  39               1,657                 884
    ----------------------------------------------------------------------------------

                                        (6,697)             19,217               8,673
    Interest expenses                       58               6,342              10,692
    ----------------------------------------------------------------------------------

                                  $     (6,755)       $     12,875        $     (2,019)
    ==================================================================================

    ==================================================================================
                                    Predecessor             The              The
                                      Company             Company          Company
                                   March 1, 2004        June 4, 2004      Six-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Depreciation and amortization:
      Bathroom                    $      3,308        $      3,226        $      8,519
      Kitchen                              445                 423                 962
      Spas                                 234                 188                 529

    ----------------------------------------------------------------------------------
                                  $      3,987        $      3,837        $     10,010
    ==================================================================================

    ==================================================================================
                                    Predecessor             The             The
                                      Company             Company         Company
                                   June 1, 2004        June 4, 2004     Three-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Depreciation and amortization:
      Bathroom                    $        124        $      3,226        $      4,341
      Kitchen                               18                 423                 489
      Spas                                  12                 188                 264

    ----------------------------------------------------------------------------------
                                  $        154        $      3,837        $      5,094
    ==================================================================================


    11.  Segmented information (continued)

    ==================================================================================
                                    Predecessor             The              The
                                      Company             Company          Company
                                   March 1, 2004        June 4, 2004      Six-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Additions to property,
    plant and equipment
    and intangible assets
      Bathroom                    $      1,296        $      1,012        $      4,307
      Kitchen                              101                  80                 298
      Spas                                 166                 104                  55
    ----------------------------------------------------------------------------------
                                  $      1,563        $      1,196        $      4,660
    ==================================================================================

    ==================================================================================
                                    Predecessor             The             The
                                      Company             Company         Company
                                   June 1, 2004        June 4, 2004     Three-month
                                        to                   to         period ended
                                   June 3, 2004       August 31, 2004  August 31, 2005
    ----------------------------------------------------------------------------------
    Additions to property,
    plant and equipment
    and intangible assets
      Bathroom                    $         65        $        875        $      1,727
      Kitchen                               32                 120                 131
      Spas                                  --                 104                  23

    ----------------------------------------------------------------------------------
                                  $         97        $      1,099        $      1,881
    ==================================================================================

12.      Supplemental joint issuer and guarantor financial information

         The following presents the condensed consolidated financial statements of the Predecessor Company, the acquired entity, on the same basis as that established as a result of the issuance of MAAX Corporation's 9.75% Senior Subordinated Notes due 2012 that designated the various entities making up the consolidated group as either guarantors or non-guarantors in the indenture dated June 4, 2004. The following condensed consolidated financial statements present the financial information of Beauceland Corporation, MAAX Corporation, the Predecessor Company, the subsidiaries that are guarantors of MAAX Corporation's 9.75% Senior Subordinated Notes due 2012, and the subsidiaries that are non-guarantors at August 31, 2005 and for the six-month period then ended and of the Predecessor Company as at and for the six-month period ended August 31, 2004. MAAX Corporation is 100% owned by Beauceland Corporation. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by MAAX Corporation, and the guarantee of each such subsidiary guarantor and the parent guarantor is full and unconditional and joint and several with the guarantees of the other subsidiary guarantors and the parent guarantor.

         None of the subsidiaries of the Company are subsidiary guarantors of the senior discount notes issued by the Company.


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Income
    95-day period ended June 3, 2004

=========================================================================================================================
                                                                   Combined        Combined    Adjustments
                                                  Predecessor     guarantor      non-guarantor     and
                                                    Company      subsidiaries    subsidiaries  eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                        $         --   $    138,970   $      4,866   $         --   $    143,836

Expenses:
     Cost of goods sold                                    --         94,580          3,910             --         98,490
     Selling, general and
       administrative                                   4,762         31,335            573             --         36,670
     Depreciation and
       amortization                                       334          3,468            185             --          3,987
     Interest expenses                                    695            226            400             --          1,321
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                       (5,791)         9,361           (202)            --          3,368

Income taxes                                           (1,333)         2,863             42             --          1,572

Equity in earnings of
  investees                                             6,254             --             --         (6,254)            --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $      1,796   $      6,498   $       (244)  $     (6,254)  $      1,796
=========================================================================================================================

    Combined Statement of Income
    89-day period ended August 31, 2004

=========================================================================================================================

                                                                   Combined       Combined     Adjustments
                                   Beauceland        MAAX          guarantor    non-guarantor      and
                                   Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                         $         --   $         --   $    124,279   $      4,147   $         --   $    128,426

Expenses:
     Cost of goods sold                     --             --         84,492          3,519             --         88,011
     Selling, general and
       administrative                       --         (1,712)        18,636            437             --         17,361
     Depreciation and
       amortization                         --             --          3,666            171             --          3,837
     Interest expenses                      --            170          5,862            310             --          6,342

-------------------------------------------------------------------------------------------------------------------------
Income (loss) before
  the undernoted                            --          1,542         11,623           (290)            --         12,875

Income taxes                                --           (541)         2,040             38             --          1,537

Equity in earnings of
  investees                             11,338          9,255           (328)            --        (20,265)            --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                 $     11,338   $     11,338   $      9,255   $       (328)  $    (20,265)  $     11,338
=========================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Income
    3-day period ended June 3, 2004

=========================================================================================================================
                                                                   Combined        Combined    Adjustments
                                                  Predecessor     guarantor      non-guarantor     and
                                                    Company      subsidiaries    subsidiaries  eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Net sales                                        $         --   $      7,143   $        557   $         --   $      7,700

Expenses:
     Cost of goods sold                                    --          4,674            511            161          5,346
     Selling, general and
       administrative                                   4,956          4,290           (349)            --          8,897
     Depreciation and
       amortization                                      (111)           257              8             --            154
     Interest expenses                                   (375)            33            400             --             58
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                       (4,470)        (2,111)           (13)          (161)        (6,755)

Income taxes                                             (930)           785              3            (56)          (198)

Equity in earnings of
  investees                                            (3,017)            --             --          3,017             --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $     (6,557)  $     (2,896)  $        (16)  $      2,912   $     (6,557)
=========================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Cash Flows
    95-day period ended June 3, 2004

=========================================================================================================================
                                                                   Combined        Combined    Adjustments
                                                  Predecessor     guarantor      non-guarantor     and
                                                    Company      subsidiaries    subsidiaries  eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
     Net income                                  $      1,796   $      6,498   $       (244)  $     (6,254)  $      1,796
     Items not affecting cash:
       Depreciation and
         amortization                                     334          3,468            185             --          3,987
       Amortization of
         financial expenses                               118              3             --             --            121
       Deferred income taxes                           (1,419)          (931)            --             --         (2,350)
       Change in fair value
         of derivatives                                   (23)         2,702             --             --          2,679
       Stock based compensation                         2,714             --             --             --          2,714
       Equity in earnings
         of investees                                  (6,254)            --             --          6,254             --
     Net change in non-
         cash balances
         related to operations                         (4,289)        (9,758)           208             --        (13,839)
  -----------------------------------------------------------------------------------------------------------------------
                                                       (7,023)         1,982            149             --         (4,892)
Cash flows related to financing activities
     Proceeds from issuance
       of long-term debt                               34,000             --             --             --         34,000
     Repayment of long-
       term debt                                      (81,869)           (63)           (31)            --        (81,963)
     Proceeds from issuance
       of shares                                           33         17,653             --        (17,653)            33
     Dividends paid                                    (1,266)            --             --             --         (1,266)
  -----------------------------------------------------------------------------------------------------------------------
                                                      (49,102)        17,590            (31)       (17,653)       (49,196)
Cash flows related to investing activities
     Business acquisition                              (3,762)            --             --             --         (3,762)
     Decrease (increase) in
       investments                                      6,039        (23,692)            --         17,653             --
     Additions to property,
       plant and equipment                               (113)        (1,436)           (14)            --         (1,563)
     Proceeds from disposal
       of property, plant and
       equipment                                           83             27             --             --            110
     Other assets                                         934           (858)            --             --             76
  -----------------------------------------------------------------------------------------------------------------------
                                                        3,181        (25,959)           (14)        17,653         (5,139)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                       (52,944)        (6,387)           104             --        (59,227)
Translation adjustment
  on cash denominated
  in foreign currencies                                  (166)            89             (7)            --            (84)
Cash, beginning of year                                17,292        (13,288)           463             --          4,467

-------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                $    (35,818)  $    (19,586)  $        560   $         --   $    (54,844)
=========================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Cash Flows
    89-day period ended August 31, 2004

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
     Net income                             $     11,338   $     11,338   $      9,255   $       (328)  $    (20,265)  $     11,338
     Items not affecting cash:
       Depreciation and
         amortization                                 --             --          3,666            171             --          3,837
       Amortization of
         financial expenses                           --            447             --             --             --            447
       Deferred income
         taxes                                        --             --            196             --             --            196
       Change in fair value
         of derivatives                               --             --         (1,219)            --             --         (1,219)
       Equity in earnings
         of investees                            (11,338)        (9,255)           328             --         20,265             --
     Net change in non-
         cash balances
         related to
         operations                                   --        (44,838)        40,118            901             --         (3,819)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --        (42,308)        52,344            744             --         10,780

Cash flows related to financing activities
     Proceeds from issuance
          of long-term debt                           --        375,317             --              2             --        375,319
     Repayment of long-
       term debt                                      --        (14,019)        (9,396)          (364)           364        (23,415)
     Proceeds from issuance
       of shares                                 133,688        133,688             --             --       (133,688)       133,688
     Interest received on
       share purchase loan                            --             --         11,772             --             --         11,772
     Debt issuance costs                              --        (12,263)            --             --             --        (12,263)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                 133,688        482,723          2,376           (362)      (133,324)       485,101

Cash flows related to investing activities
     Business acquisition                             --       (437,332)            --             --             --       (437,332)
     Decrease (increase) in
       investments                              (133,688)            --            364             --        133,324             --
     Additions to property,
       plant and equipment                            --             --         (1,179)           (17)            --         (1,196)
     Proceeds from disposal
       of property, plant and
       equipment                                      --             --             67             --             --             67
     Other assets                                     --             --           (480)            --             --           (480)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                (133,688)      (437,332)        (1,228)           (17)       133,324       (438,941)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                  --          3,083         53,492            365             --         56,940
Translation adjustment
  on cash denominated
  in foreign currencies                               --            (22)            24              1             --              3
Cash, beginning of year                               --             --        (55,404)           560             --        (54,844)

-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                           $         --   $      3,061   $     (1,888)  $        926   $         --   $      2,099
===================================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

         Combined Statement of Cash Flows
         3-day period ended June 3, 2004

=========================================================================================================================
                                                                   Combined        Combined    Adjustments
                                                  Predecessor     guarantor      non-guarantor     and
                                                    Company      subsidiaries    subsidiaries  eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
     Net income                                  $     (6,557)  $     (2,896)  $        (16)  $      2,912   $     (6,557)
     Items not affecting cash:
       Depreciation and
         amortization                                    (111)           257              8             --            154
       Amortization of
         financial expenses                                 3              3             --             --              6
       Stock-based
         compensation                                   2,714             --             --             --          2,714
       Deferred income taxes                           (1,545)           361             --             --         (1,184)
       Change in fair value
         of derivatives                                   306             89             --             --            395
       Equity in earnings
         of investees                                   3,017             --             --         (3,017)            --
     Net change in non-
         cash balances
         related to operations                          2,212          3,193            101            105          5,611
  -----------------------------------------------------------------------------------------------------------------------
                                                           39          1,007             93             --          1,139
Cash flows related to financing activities
     Repayment of long-
       term debt                                      (55,869)           (26)           (21)            --        (55,916)
     Proceeds from issuance
       of shares                                           --             13             --            (13)            --
  -----------------------------------------------------------------------------------------------------------------------
                                                      (55,869)           (13)           (21)           (13)       (55,916)
Cash flows related to investing activities
     Business acquisition                              (3,762)            --             --             --         (3,762)
     Decrease (increase) in
       investments                                     23,679        (23,692)            --             13             --
     Additions to property,
       plant and equipment                                 (1)           (89)            (7)            --            (97)
     Additions to
       intangibles                                         --             --             --             --             --
     Proceeds from disposal
       of property, plant and
       equipment                                           --             13             --             --             13
     Other assets                                       1,053            (14)            --             --          1,039
  -----------------------------------------------------------------------------------------------------------------------
                                                       20,969        (23,782)            (7)            13         (2,807)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                       (34,861)       (22,788)            65             --        (57,584)
Translation adjustment
  on cash denominated
  in foreign currencies                                (1,314)         1,258              3             --            (53)
Cash, beginning of year                                   357          1,944            492             --          2,793

-------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                $    (35,818)  $    (19,586)  $        560   $         --   $    (54,844)
=========================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Balance Sheet
    As at February 28, 2005

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash (overdraft)                       $         --   $     10,326   $     (5,734)  $        867   $         --   $      5,459
     Accounts receivable                              --            613         55,098          3,010           (641)        58,080
     Income taxes
        receivable                                    --          5,295          3,499           (510)            --          8,284
     Inventories                                      --             --         42,778          1,809             --         44,587
     Prepaid expenses                                 --            272          3,451            598             --          4,321
     Assets held for sale                             --             --          1,545             --             --          1,545
     Deferred income taxes                            --            886          2,702             --             --          3,588
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         17,392        103,339          5,774           (641)       125,864
Property, plant and
  equipment                                           --             --         84,726          7,254             --         91,980
Intangible assets                                     --             --         71,337             --         66,669        138,006
Goodwill                                              --             --        126,735             --         97,577        224,312
Derivative financial
  instruments                                         --             24         10,595             --             --         10,619
Other assets                                          --         12,036          3,853             --             --         15,889
Investments                                      138,967        486,525          9,131             --       (634,623)            --
Deferred income taxes                                 --          4,163          5,682             --             --          9,845
-----------------------------------------------------------------------------------------------------------------------------------
                                            $    138,967   $    520,140   $    415,398   $     13,028   $   (471,018)  $    616,515
===================================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and
       accrued
       liabilities                          $         --   $      4,501   $     47,454   $      9,999   $     (8,295)  $     53,659
     Deferred income taxes                            --             --          1,607             --             --          1,607
     Current portion of
       long-term debt                                 --          6,238             48             --             --          6,286
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         10,739         49,109          9,999         (8,295)        61,552

Long-term debt                                        --        353,040        245,976         29,578       (274,326)       354,268
Deferred income taxes                                 --          6,404         32,190             --        (25,334)        63,928
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     --        370,183        327,275         39,577       (257,287)       479,748

Shareholders' equity
     Capital Stock                               135,453        135,453         98,319             24       (233,796)       135,453
     Other elements of
       shareholders' equity                        3,514         14,504        (10,196)       (26,573)        20,065          1,314
  ---------------------------------------------------------------------------------------------------------------------------------
                                                 138,967        149,957         88,123        (26,549)      (213,731)       136,767
-----------------------------------------------------------------------------------------------------------------------------------
                                            $    138,967   $    520,140   $    415,398   $     13,028   $   (471,018)  $    616,515
===================================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Balance Sheet
    As at August 31, 2005

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash (overdraft)                       $         --   $     31,597   $     (5,640)  $        444   $         --   $     26,401
     Accounts receivable                              --          6,268         80,322          2,021        (16,614)        71,997
     Income taxes
        receivable                                    --         10,254           (132)          (557)            --          9,565
     Inventories                                      --             --         36,547          1,396             --         37,943
     Prepaid expenses                                 --            332          3,361            150             --          3,843
     Assets held for sale                             --             --          1,606             --             --          1,606
     Deferred income taxes                            --            886          2,763             --             --          3,649
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         49,337        118,827          3,454        (16,614)       155,004
Property, plant and
  equipment                                           --             --         84,203          6,617             --         90,820
Intangible assets                                     --             --         70,280            787         65,410        136,477
Goodwill                                              --             --        127,432             --         92,099        219,531
Derivative financial
  instruments                                         --              6          6,409             --             --          6,415
Other assets                                          --         11,016          3,847             --             --         14,863
Investments                                      142,331        471,697          8,480             --       (622,508)            --
Deferred income taxes                                 --          3,888          4,609             --             --          8,497
-----------------------------------------------------------------------------------------------------------------------------------
                                            $    142,331   $    535,944   $    424,087   $     10,858   $   (481,613)  $    631,607
===================================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and
       accrued
       liabilities                          $         --   $      6,636   $     79,527   $      8,962   $    (24,040)  $     71,085
     Deferred income taxes                            --             --          1,049             --             --          1,049
     Current portion of
       long-term debt                                 --          9,995            312            177             --         10,484
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         16,631         80,888          9,139        (24,040)        82,618

Long-term debt                                        --        351,151        227,416         27,074       (253,427)       352,214
Deferred income taxes                                 --          6,930         30,092             --         20,277         57,299
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     --        374,712        338,396         36,213       (257,190)       492,131

Shareholders' equity
     Capital Stock                               135,453        135,453        100,358             22       (235,833)       135,453
     Other elements of
       shareholders' equity                        6,878         25,779        (14,667)       (25,377)        11,410          4,023
  ---------------------------------------------------------------------------------------------------------------------------------
                                                 142,331        161,232         85,691        (25,355)      (224,423)       139,476
-----------------------------------------------------------------------------------------------------------------------------------
                                            $    142,331   $    535,944   $    424,087   $     10,858   $   (481,613)  $    631,607
===================================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Income
    Six-month period ended August 31, 2005

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                   $         --   $         --   $    269,790   $      9,265   $         --   $    279,055

Expenses:
     Cost of goods sold                               --             --        191,851          7,636             --        199,487
     Selling, general and
       administrative                                 --           (607)        52,373            819            483         53,068
     Depreciation and
       amortization                                   --             --          8,241            510          1,259         10,010
     Interest expenses                                --          1,475         13,291            804         (1,116)        14,454

-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
  the undernoted                                      --           (868)         4,034           (504)          (626)         2,036

Income taxes                                          --         (2,934)         1,879             82           (355)        (1,328)

Equity in earnings of
  investees                                        3,364          1,298           (586)            --         (4,076)            --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $      3,364   $      3,364   $      1,569   $       (586)  $     (4,347)  $      3,364
===================================================================================================================================

    Combined Statement of Income
    Three-month period ended August 31, 2005

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                   $         --   $         --   $    134,926   $      3,360   $         --   $    138,286

Expenses:
     Cost of goods sold                               --             --         96,873          2,931             --         99,804
     Selling, general and
       administrative                                 --           (809)        24,555            251            699         24,696
     Depreciation and
       amortization                                   --             --          4,216            248            630          5,094
     Interest expenses                                --            836          6,849            389           (738)         7,336

-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                      --            (27)         2,433           (459)          (591)         1,356

Income taxes                                          --            278            856             40           (161)         1,013

Equity in earnings of
  investees                                          343            648           (499)            --           (492)            --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $        343   $        343   $      1,078   $       (499)  $       (922)  $        343
===================================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Cash Flows
    Six-month period ended August 31, 2005

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
     Net income                             $      3,364   $      3,364   $      1,569   $       (586)  $     (4,347)  $      3,364
     Items not affecting cash:
       Depreciation and
         amortization                                 --             --          8,241            510          1,259         10,010
       Amortization of
         financial expenses                           --          1,008             --             --             --          1,008
       Stock-based
         compensation                                 --             --             27             --             --             27
       Deferred income taxes                          --            754         (1,801)            --           (272)        (1,319)
       Change in fair value
         of derivatives                               --             --          4,443             --             --          4,443
       Gain on disposal of
         fixed assets                                 --             --           (489)            --             --           (489)
       Equity in earnings
         of investees                             (3,364)        (1,298)           586             --          4,076             --
     Net change in non-
         cash balances
         related to
         operations                                   --         (8,508)        18,341          1,535           (716)        10,652
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         (4,680)        30,917          1,459             --         27,696
Cash flows related to financing activities
     Proceeds from issuance
       of long-term debt                              --             --         32,725            324        (32,725)           324
     Repayment of long-
       term debt                                      --         (1,770)       (11,869)          (988)        12,720         (1,907)
     Debt issuance costs                              --             12             --             --             --             12
  ---------------------------------------------------------------------------------------------------------------------------------

                                                      --         (1,758)        20,856           (664)       (20,005)        (1,571)
Cash flows related to investing activities
     Decrease (increase) in
       investments                                    --         27,692        (47,697)            --         20,005             --
     Additions to property,
       plant and equipment                            --             --         (3,484)          (197)            --         (3,681)
     Additions to
       intangibles                                    --             --             --           (979)            --           (979)
     Proceeds from disposal
       of property, plant and
       equipment                                      --             --            902             --             --            902
     Other assets                                     --             17         (1,295)            --             --         (1,278)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         27,709        (51,574)        (1,176)        20,005         (5,036)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                  --         21,271            199           (381)            --         21,089
Translation adjustment
  on cash denominated
  in foreign currencies                               --             --           (105)           (42)            --           (147)
Cash, beginning of year                               --         10,326         (5,734)           867             --          5,459

-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                           $         --   $     31,597   $     (5,640)  $        444   $         --   $     26,401
===================================================================================================================================


12. Supplemental joint issuer and guarantor financial information (continued)

    Combined Statement of Cash Flows
    Three-month period ended August 31, 2005

===================================================================================================================================
                                                                             Combined       Combined     Adjustments
                                             Beauceland        MAAX          guarantor    non-guarantor      and
                                             Corporation    Corporation    subsidiaries    subsidiaries  eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
     Net income                             $        343   $        343   $      1,078   $       (499)  $       (922)  $        343
     Items not affecting cash:
       Depreciation and
         amortization                                 --             --          4,216            248            630          5,094
       Amortization of
         financial expenses                           --            503             --             --             --            503
       Stock-based
          compensation                                --             --             43             --             --             43
       Deferred income taxes                          --          2,245           (856)            --            (78)         1,311
       Change in fair value
         of derivatives                               --             --          1,317             --             --          1,317
       Gain on disposal of
         fixed assets                                 --             --           (489)            --             --           (489)
       Equity in earnings
         of investees                               (343)          (648)           499             --            492             --
     Net change in non-
         cash balances
         related to
         operations                                   --        (11,003)        23,745            387           (122)        13,007
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         (8,560)        29,553            136             --         21,129

Cash flows related to financing activities
     Proceeds from issuance
       of long-term debt                              --             --         30,577             --        (30,577)            --
     Repayment of long-
       term debt                                      --         (1,482)       (11,857)          (487)        12,219         (1,607)
     Debt issuance costs                              --             --             --             --             --             --
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         (1,482)        18,720           (487)       (18,358)        (1,607)

Cash flows related to investing activities
     Decrease (increase) in
       investments                                    --         29,840        (48,198)            --         18,358             --
     Additions to property,
       plant and equipment                            --             --         (1,840)           (82)            --         (1,922)
     Additions to
       intangibles                                    --             --             47             (6)            --             41
     Proceeds from disposal
       of property, plant and
       equipment                                      --             --            793             --             --            793
     Other assets                                     --             17           (666)            --             --           (649)
  ---------------------------------------------------------------------------------------------------------------------------------
                                                      --         29,857        (49,864)           (88)        18,358         (1,737)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                  --         19,815         (1,591)          (439)            --         17,785
Translation adjustment
  on cash denominated
  in foreign currencies                               --             --           (158)            21             --           (137)
Cash, beginning of year                               --         11,782         (3,891)           862             --          8,753
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                           $         --   $     31,597   $     (5,640)  $        444   $         --   $     26,401
===================================================================================================================================

13.      Comparative figures

         Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a leading North American manufacturer and distributor of bathroom fixtures. Our revenues are derived primarily from the manufacture and sale of bathroom fixtures, kitchen cabinetry and spas for the residential housing market in North America. We currently operate 23 strategically located manufacturing facilities, including 13 in the U.S., nine in Canada and one in the Netherlands. We sell our products through a diverse set of distribution channels across the U.S. and Canada, including wholesalers, showrooms, specialty retailers and home centers. We manufacture and sell, primarily in the U.S. and Canada, with a small presence in Europe, Asia and the Middle East, a broad range of products, including a wide selection of bathtubs, whirlpools, showers, kitchen cabinetry and spas.

Pro Forma Consolidated Operating Results for the Three Months Ended August 31, 2004 Compared to the Operating Results for the Three Months Ended August 31, 2005

         The following summary table presents a comparison of our results of operations for the three-month periods ended August 31, 2004 and 2005 assuming the acquisition of MAAX Inc., the offering of MAAX Corporation's 9.75% senior subordinated notes due 2012 and the related transactions that occurred on June 4, 2004 referred to in this Quarterly Report on Form 10-Q as the "June 2004 Transactions" and the offering of our 11.25% senior discount notes due 2012 and the related transactions that occurred on December 10, 2004 referred to in this Quarterly Report on Form 10-Q as the "December 2004 Transactions" had each occurred as of March 1, 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

                                                 Three Months Ended
                                                     August 31,                 Change
                                               ---------------------    ----------------------
                                                 2004         2005           $            %
                                               ---------   ---------    ---------    ---------
                                                           (dollars in thousands)
Net sales .................................... $ 136,126   $ 138,286    $   2,160          1.6%
Cost of goods sold ...........................    93,357      99,804        6,447          6.9
Selling, general and administrative expenses..    18,201      24,715        6,514         35.8
Depreciation and amortization ................     5,313       5,094         (219)        (4.1)
Interest expense .............................     9,584      10,692        1,108         11.6
                                               ---------   ---------    ---------    ---------
Income (loss) before income taxes ............     9,671      (2,019)     (11,690)      (120.9)
Income taxes .................................       427        (416)        (843)      (197.4)
                                               ---------   ---------    ---------    ---------
Net income (loss) ............................ $   9,244   $  (1,603)   $ (10,847)      (117.3%)
                                               =========   =========    =========    =========

         Net Sales. Net sales increased from $136.1 million for the three months ended August 31, 2004 to $138.3 million for the three months ended August 31, 2005, an increase of $2.2 million, or 1.6%. This growth in net sales occurred in the bathroom and kitchen sector with increases of 2.8% and 5.9%, respectively, partly offset by a decrease of 9.3% in the spa sector.

         Bathroom. Net sales for the bathroom sector increased from $108.1 million for the three months ended August 31, 2004 to $111.1 million for the three months ended August 31, 2005, an increase of $3.0 million, or 2.8%. This increase results in part from sales price increases implemented to compensate for increased costs of raw materials. The strength of the Canadian dollar also contributed to the higher net sales.

         Kitchen. Net sales for the kitchen sector increased from $11.4 million for the three months ended August 31, 2004 to $12.1 million for the three months ended August 31, 2005, an increase of $0.7 million, or 5.9%. This increase was due to the strength of the Canadian dollar and strong retail activity in Canada.

         Spas. Net sales for the spa sector decreased from $16.6 million for the three months ended August 31, 2004 to $15.0 million for the three months ended August 31, 2005, a decrease of $1.6 million, or 9.3%. This decrease was due to weaker market conditions encountered during the quarter.

         Cost of Goods Sold. Cost of goods sold increased from $93.4 million, or 68.6% of net sales, for the three months ended August 31, 2004 to $99.8 million, or 72.2% of net sales, for the three months ended August 31, 2005, an increase of $6.4 million, or 6.9%. This increase was mainly due to the strength of the Canadian dollar and an increase in the cost of raw materials.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $18.2 million for the three months ended August 31, 2004 to $24.7 million for the three months ended August 31, 2005, an increase of $6.5 million, or 35.8%. Selling, general and administrative expenses as a percentage of net sales increased from 13.4% for the three months ended August 31, 2004 to 17.9% for the three months ended August 31, 2005. Selling, general and administrative expenses for the three months ended August 31, 2005 were impacted by restructuring and non-recurring expenses of $0.2 million compared to $0.7 million for the same period in 2004, offset in part by foreign exchange gain and gain on change in fair market value of derivatives of $1.1 million compared to $6.7 million for the same period in 2004.

         Depreciation and Amortization. Depreciation and amortization decreased from $5.3 million for the three months ended August 31, 2004 to $5.1 million for the three months ended August 31, 2005, a decrease of $0.2 million, or 4.1%.

         Interest Expense. Interest expense increased from $9.6 million for the three months ended August 31, 2004 to $10.7 million for the three months ended August 31, 2005, an increase of $1.1 million. Interest expense as a percentage of net sales increased from 7.0% for the three months ended August 31, 2004 to 7.7% for the three months ended August 31, 2005. This increase was due to an increase in the relevant interest rate.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes decreased $11.7 million from $9.7 million for the three months ended August 31, 2004 to $(2.0) million for the three months ended August 31, 2005. Income (loss) before income taxes for the bathroom, kitchen and spa sectors increased (decreased) from $8.1 million, $0 million and $1.6 million, respectively, for the three months ended August 31, 2004 to $(1.9) million, $(1.0) million and $0.9 million, respectively, for the three months ended August 31, 2005. Income
(loss) before income taxes as a percentage of net sales decreased from 7.1% for the three months ended August 31, 2004 to (1.5)% for the three months ended August 31, 2005, principally due to the factors described above.

         Income Taxes. Our effective tax expense for the three months ended August 31, 2005 was a recovery of $0.4 million. Income taxes for such period was calculated at the U.S. combined federal and state income tax rate. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, one major difference accounts for an increase in our income tax expense of $0.3 million and relates to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate.

         Our effective tax expense for the three months ended August 31, 2004 was $0.4 million. Income tax for such period was calculated at the U.S. combined federal and state income tax rate. In the previous periods, our financial statements were those of the Predecessor Company and a lower combined federal and provincial Canadian tax rate was in effect. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, one major difference accounted for a decrease in our income tax expense of $0.7 million and related to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate. As a result of certain tax planning, including our corporate financing structure that was established in June 2004, our tax expense was reduced by $2.0 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to permanent differences on transaction expenses incurred for the acquisition of the Predecessor Company.

         Net Income (Loss). Net income (loss) decreased from $9.2 million for the three months ended August 31, 2004 to $(1.6) million for the three months ended August 31, 2005, a decrease of $10.8 million. This decrease was the result of the items described above.

Pro Forma Consolidated Operating Results for the Six Months Ended August 31, 2004 Compared to the Operating Results for the Six Months Ended August 31, 2005

         The following summary table presents a comparison of our results of operations for the six-month periods ended August 31, 2004 and 2005 assuming the occurrence of the June 2004 Transactions and December 2004 Transactions occurred as of March 1, 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

                                                 Six Months Ended
                                                     August 31,                 Change
                                               ----------------------    ----------------------
                                                 2004          2005           $            %
                                               ---------    ---------    ---------    ---------
                                                           (dollars in thousands)
Net sales .................................... $ 272,262    $ 279,055    $   6,793          2.5%
Cost of goods sold ...........................   186,501      199,487       12,986          7.0
Selling, general and administrative expenses .    44,386       53,383        8,997         20.3
Depreciation and amortization ................    10,468       10,010         (458)        (4.4)
Interest expense .............................    19,716       20,994        1,278          6.5
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes ............    11,191       (4,819)     (16,010)      (143.1)
Income taxes .................................    (1,072)      (3,933)      (2,861)      (266.9)
                                               ---------    ---------    ---------    ---------
Net income (loss) ............................ $  12,263    $    (886)   $ (13,149)      (107.2)%
                                               =========    =========    =========    =========

         Net Sales. Net sales increased from $272.3 million for the six months ended August 31, 2004 to $279.1 million for the six months ended August 31, 2005, an increase of $6.8 million, or 2.5%. This growth in net sales occurred in the bathroom and kitchen sector, with an increase of 2.9% and 5.6%, respectively, partly offset by a decrease of 2.6% in the spa sector.

         Bathroom. Net sales for the bathroom sector increased from $219.6 million for the six months ended August 31, 2004 to $226.0 million for the six months ended August 31, 2005, an increase of $6.4 million, or 2.9%. This increase results in part from sales price increases implemented to compensate for increased costs of raw materials. The strength of the Canadian dollar also contributed to the higher net sales.

         Kitchen. Net sales for the kitchen sector increased from $21.5 million for the six months ended August 31, 2004 to $22.7 million for the six months ended August 31, 2005, an increase of $1.2 million, or 5.5%. This increase was due to the strength of the Canadian dollar and strong retail activity in Canada.

         Spas. Net sales for the spa sector decreased from $31.2 million for the six months ended August 31, 2004 to $30.4 million for the six months ended August 31, 2005, a decrease of $0.8 million, or 2.6%. This decrease was due to weaker market conditions encountered during the six-month period.

         Cost of Goods Sold. Cost of goods sold increased from $186.5 million, or 68.5% of net sales, for the six months ended August 31, 2004 to $199.5 million, or 71.5% of net sales, for the six months ended August 31, 2005, an increase of $13.0 million, or 7.0%. This increase relates mainly to the strength of the Canadian dollar and an increase in the cost of raw materials.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $44.4 million for the six months ended August 31, 2004 to $53.4 million for the six months ended August 31, 2005, an increase of $9.0 million, or 20.3%. Selling, general and administrative expenses as a percentage of net sales increased from 16.3% for the six months ended August 31, 2004 to 19.1% for the six months ended August 31, 2005. Selling, general and administrative expenses for the six months ended August 31, 2005 were impacted by restructuring and non-recurring expenses of $1.3 million compared to $0.8 million for the same period in 2004, offset in part by foreign exchange gain and a gain on change in fair market value of derivatives of $0.8 million compared to $6.3 million for the same period in 2004.

         Depreciation and Amortization. Depreciation and amortization decreased from $10.5 million for the six months ended August 31, 2004 to $10.0 million for the six months ended August 31, 2005, a decrease of $0.5 million, or 4.4%.

         Interest Expense. Interest expense increased from $19.7 million for the six months ended August 31, 2004 to $21.0 million for the six months ended August 31, 2005, an increase of $1.3 million or 6.5%. Interest expense as a percentage of net sales increased from 7.2% for the six months ended August 31, 2004 to 7.5% for the six months ended August 31, 2005. This increase was due to an increase in the relevant interest rate.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes decreased $16.0 million from $11.2 million for the six months ended August 31, 2004 to $(4.8) million for the six months ended August 31, 2005. Income (loss) before income taxes for the bathroom, kitchen and spa sectors decreased from $10.6 million, $(0.3) million and $0.9 million, respectively, for the six months ended August 31, 2004 to $(3.8) million, $(1.7) million and $0.7 million, respectively, for the six months ended August 31, 2005. Income (loss) before income taxes as a percentage of net sales decreased from 4.1% for the six months ended August 31, 2004 to (1.7)% for the six months ended August 31, 2005, principally due to the factors described above.

         Income Taxes. Our effective tax expense for the six months ended August 31, 2005 was a recovery of $3.9 million. Income taxes for such period was calculated at the U.S. combined federal and state income tax rate. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, one major difference accounts for an increase in our income tax expense of $0.6 million and relates to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate. As a result of certain tax planning, including our corporate financing structure that was established in June 2004, our tax expense was reduced by $1.7 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to a change in the tax jurisdiction of one of our subsidiaries that reduced our tax expense by $0.7 million.

         Our effective tax expense for the six months ended August 31, 2004 was a recovery of $1.1 million. Income taxes for such period was calculated at the U.S. combined federal and state income tax rate. In the previous periods, our financial statements were those of the Predecessor Company and a lower combined federal and provincial Canadian tax rate was in effect. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, one major difference accounts for a decrease in our income tax expense of $0.4 million and relates to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate. As a result of certain tax planning, including our corporate financing structure that was established in June 2004, our tax expense was reduced by $4.0 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to permanent differences on transaction expenses incurred for the acquisition of the Predecessor Company.

         Net Income (Loss). Net income (loss) decreased from $12.2 million for the six months ended August 31, 2004 to a loss of $(0.9) million for the six months ended August 31, 2005, a decrease of $13.1 million. This decrease was the result of the items described above.

         Liquidity and Capital Resources

         We require capital primarily to fund capital expenditures related to purchases of plant and equipment, provide working capital, meet debt service requirements and finance our strategic plans.

         Based on our current level of operations, we believe cash flow from operations of MAAX Holdings' subsidiaries, available cash and borrowings under MAAX Corporation's senior secured credit facility will be adequate to meet our future operating liquidity needs for at least the next few years. However, our business may not generate sufficient cash flow from operations, currently anticipated cost savings and operating improvements may not be realized on schedule, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the senior discount notes, or to fund our other liquidity needs.

         Our growth and acquisition strategy may require substantial capital. Sufficient funding for such acquisitions may not be available under MAAX Corporation's senior secured credit facility, and we may not be able to raise any necessary additional funds on terms acceptable to us, if at all.

         We expect general and administrative expenses to increase in future periods as we continue to maintain the resources needed to establish internal controls in accordance with Section 404 of the Sarbanes-Oxley Act.

         Cash Flows

         Operating Activities

         Cash flows from operating activities during the three months ended August 31, 2005 were $21.5 million. This strong cash flow comes from a $13.4 million reduction in our working capital due to decreases of our receivable and inventory balances combined with an increase of our accounts payable.

         Cash flows from operating activities during the six months ended August 31, 2005 were $28.0 million. This cash flow results principally from a reduction in our working capital, from the non-cash interest on the 11.25% senior discount notes due 2012 and from cash gains on our forward exchange contracts.

         Investing Activities

         Cash flows used in investing activities for the three months ended August 31, 2005 were $1.7 million mainly due to additions to property, plant and equipment totaling $1.9 million and additions to other assets totaling $0.7 million, partially offset by the proceeds from disposal of vacant land for an amount of $0.8 million.

         Cash flows used in investing activities were $5.2 million for the six months ended August 31, 2005, mainly due to additions to property, plant and equipment totaling $3.7 million, and to the acquisition of a distribution network in the United Kingdom for a total amount of $1.0 million, partially offset by the proceeds from disposal of property, plant and equipment consisting mainly of vacant land for an amount of $0.8 million.

         Financing Activities

         Cash flows from financing activities were an outflow of $1.6 million for the three months ended August 31, 2005 representing mandatory repayments on our long term debt.

         Cash flows from financing activities were an outflow of $1.8 million for the six months ended August 31, 2005 representing mandatory repayments on our long term debt.

         Net Debt Position.

         Net debt, consisting of total debt less cash, amounted to $455.4 million as of August 31, 2005 compared to $467.8 million as of February 28, 2005, for a $12.4 million reduction.

         Capital Expenditures

         Capital expenditures, which includes additions to property, plant and equipment, intangible assets and in-store displays that are included in other assets, were respectively $2.6 million and $5.0 million for the three and six months ended August 31, 2005.

New Accounting Pronouncements

Exchange of Nonmonetary Assets

         On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

         On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Disclosure Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q includes "forward-looking statements," as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, "believe," "expect," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could" and similar expressions or phrases identify forward-looking statements.

         All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

         Factors that may cause actual results to differ from expected results include, among others:

         o        our highly competitive business environment;

         o the level of residential construction and remodeling activity in our markets;

         o        costs of environmental compliance;

         o changes in foreign currency valuations, exchange rates and economic and political conditions in the countries where we do business;

         o        changes in consumer confidence and preferences;

         o our ability to introduce new products and improve existing products;

         o current and future litigation, including product liability claims;

         o        the availability and price of raw materials;

         o our failure to protect our trademarks, patents and other intellectual property rights;

         o        our ability to retain and attract employees; and

         o the effects of past and potential future acts of terrorism, bioterrorism, violence or war.

         All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Currency Exchange Risk

         We are subject to inherent risks attributable to operating in a global economy. Our practice is to utilize financial instruments to manage foreign currency exchange rate risks when no natural hedge is available. We purchase financial instruments, primarily forward contracts, to reduce foreign exchange volatility. We have purchased $42.0 million of forward contracts at a rate of approximately $1.54 per U.S. dollar in each of fiscal year 2004, 2005 and 2006, divided equally by month. We are approximately 85% to 95% protected against volatility in our projected net cash flows for fiscal year 2006. We may modify our hedging activities in the future. We view derivative financial instruments as a risk management tool and do not use them for speculative trading purposes. We also intend to pursue operating strategies to create natural hedges to this foreign exchange exposure

         We are exposed to credit loss in the event of non-performance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts.

         Interest Rate Risk

         We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to our senior secured credit facility. We have outstanding a C$117 million term loan A facility and a $114.4 million term loan B facility, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on our new term loans. We also have a revolving loan facility which provides for borrowings of up to C$50 million which bear interest at variable rates. We have capped our exposure to variable interest rates with an interest rate agreement that provides a maximum floating LIBOR rate of 6% on a notional amount of $40 million through June 2007. These amounts are in addition to the notes with a fixed interest rate. In addition, in the future, we may enter into interest rate swaps or other derivative financial instruments to reduce interest rate volatility.

         Commodity Price Risk

         We require a regular supply of resin, polyester, fiberglass, acrylic, thermoplastic, aluminum, steel, tempered glass, wood and particleboard, oil, pumps, accessories and packaging materials. We purchase resin and polyester from various suppliers in both Canada and the U.S. Some resins are used to manufacture Acrylonitrile Butadiene Styrene thermoplastic sheets and thermoplastic injected components. Fiberglass is purchased from a single supplier, but other suppliers are available. Three manufacturers supply us with acrylic and other thermoformable sheets. There are multiple suppliers of pumps, which are manufactured in the U.S. and distributed by Canadian suppliers. Aluminum, steel and tempered glass are purchased from Canadian, U.S. and Asian suppliers. Wood is purchased primarily from local suppliers. Packaging materials are supplied locally.

         We have never encountered difficulties obtaining raw materials in the past and do not expect to experience difficulties in the foreseeable future. Our current suppliers have the capacity to serve all of our divisions and subsidiaries in the U.S. and Canada. Negotiations with suppliers for all of our divisions and subsidiaries are effected through our principal executive office to ensure economies of scale. Suppliers are selected according to our strict qualification standards.

         The prices of raw materials are subject to fluctuations in the prices of the underlying commodities. Those commodities may undergo major price fluctuations and there is no certainty that we will be able to increase our selling prices proportionately, if necessary. In recent years, we have reacted to increases in raw material prices by seeking to identify supply alternatives in other geographical regions, substitute raw materials or impose a corresponding increase of our prices.

Item 4.  Controls and Procedures

         As of the end of the fiscal quarter ended August 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

         There have been no significant changes to our internal controls over financial reporting or in other factors that could significantly affect internal controls during the fiscal quarter ended August 31, 2005. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                         PART II. -- OTHER INFORMATION

Item 6.  Exhibits

         (a) Exhibits --

10.1     --       Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among MAAX Holdings, Inc. and the stockholders identified therein (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company filed on July 19, 2005).

10.2     --       Amendment No. 3 to the Credit and Guaranty Agreement, dated as of July 15, 2005, among MAAX Corporation, Beauceland
                  Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman
                  Sachs Credit Partners L.P., Royal Bank of Canada and Merrill
                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, as agents and arrangers (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement on Form S-4 of the Company filed on September 13, 2005).

10.3     --       Letter Agreement, dated July 22, 2005, from MAAX Corporation to Terry Rake (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 of the Company filed on August 22, 2005).

10.4     --       Amendment No. 4 to the Credit and Guaranty Agreement, dated as of August 31, 2005, among MAAX Corporation, Beauceland
                  Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman
                  Sachs Credit Partners L.P., Royal Bank of Canada and Merrill
                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, as agents and arrangers (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-4 of the Company filed on September 13, 2005).

31(i).1  --       Chief Executive Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31(i).2  --       Chief Financial Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1     --       Chief Executive Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     --       Chief Financial Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAAX HOLDINGS, INC.

                                       By: /s/ DENIS AUBIN
                                           -------------------------------------
                                           DENIS AUBIN
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer and duly authorized officer
                                           of the registrant)

Date:  October 13, 2005

Exhibits

10.1     --       Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among MAAX Holdings, Inc. and the stockholders identified therein (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company filed on July 19, 2005).

10.2     --       Amendment No. 3 to the Credit and Guaranty Agreement, dated as of July 15, 2005, among MAAX Corporation, Beauceland
                  Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman
                  Sachs Credit Partners L.P., Royal Bank of Canada and Merrill
                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, as agents and arrangers (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to the Registration Statement on Form S-4 of the Company filed on September 13, 2005).

10.3     --       Letter Agreement, dated July 22, 2005, from MAAX Corporation to Terry Rake (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 of the Company filed on August 22, 2005).

10.4     --       Amendment No. 4 to the Credit and Guaranty Agreement, dated as of August 31, 2005, among MAAX Corporation, Beauceland
                  Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman
                  Sachs Credit Partners L.P., Royal Bank of Canada and Merrill
                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, as agents and arrangers (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-4 of the Company filed on September 13, 2005).

31(i).1  --       Chief Executive Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31(i).2  --       Chief Financial Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1     --       Chief Executive Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     --       Chief Financial Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.