Form 10-Q
period 2005-11-30
MAAX Holdings, Inc.
filed 2006-01-12
CIK 1327046

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to ____________


                        Commission file number 333-125251

                               MAAX Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  41-2158731
     -------------------------------                   -----------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                             9224 73rd Avenue North
                        Brooklyn Park, Minnesota   55428
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of January 12, 2006, 2,570,469 shares of common stock and 300,000 shares of class A common stock were outstanding.

================================================================================

                        PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                           Consolidated Balance Sheets
                          (In thousands of US dollars)

===================================================================================
                                                      The Company      The Company
                                                      February 28,     November 30,
                                                         2005             2005
-----------------------------------------------------------------------------------
                                                          Audited        Unaudited
Assets

Current assets:
  Cash and cash equivalents                           $      5,522     $     12,577
  Accounts receivable, less allowance for doubtful
    accounts of $1,602; $1,662 (note 2)                     57,936           63,714
  Income taxes receivable                                   12,656            3,864
  Inventories (note 3)                                      44,587           40,798
  Prepaid expenses                                           4,321            5,475
  Assets held for sale                                       1,545               --
  Deferred income taxes                                      3,588            3,665
  ---------------------------------------------------------------------------------
  Total current assets                                     130,155          130,093

Property, plant and equipment                               91,980           91,258
Intangible assets                                          138,006          135,157
Goodwill                                                   215,156          215,208
Derivative financial instruments                            10,619            3,463
Other assets                                                18,686           18,792
Deferred income taxes                                       10,890            5,110

-----------------------------------------------------------------------------------
Total assets                                          $    615,492     $    599,081
===================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities (note 4)   $     53,417     $     68,407
  Deferred income taxes                                      1,607            1,042
  Current portion of long-term debt (note 5)                 6,286            8,232
  ---------------------------------------------------------------------------------
  Total current liabilities                                 61,310           77,681

Long-term debt (note 5)                                    467,018          451,841
Deferred income taxes                                       59,144           56,582
-----------------------------------------------------------------------------------
Total liabilities                                          587,472          586,104

Shareholders' equity
  Capital Stock (note 6)                                    47,567           47,670
  Additional paid-in capital                                 3,421            3,261
  Retained earnings (deficit)                              (20,769)         (34,705)
  Accumulated other comprehensive income (loss),
    net of income taxes of $1,153; $846                     (2,199)          (3,249)
  ---------------------------------------------------------------------------------
  Total shareholders' equity                                28,020           12,977

-----------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $    615,492     $    599,081
===================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                        Consolidated Statements of Income
                          (In thousands of US dollars)
                                    Unaudited

=================================================================================================================
                                                                   |                                  The
                                                   Predecessor     |          The                   Company
                                                     Company       |        Company                Nine-month
                                                  March 1, 2004    |     June 4, 2004 to          period ended
                                                 to June 3, 2004   |    November 30, 2004       November 30, 2005
-----------------------------------------------------------------------------------------------------------------
Net sales                                        $       142,067   |    $        257,988        $         406,867
                                                                   |
Operating costs and expenses                                       |
   Cost of goods sold                                     97,607   |             186,141                  295,248
   Selling, general and                                            |
     administrative expenses (note 8)                     35,784   |              35,123                   75,641
   Depreciation and amortization                           3,987   |               9,209                   15,459
   --------------------------------------------------------------------------------------------------------------
                                                         137,378   |             230,473                  386,348
                                                                   |
Operating income                                           4,689   |              27,515                   20,519
                                                                   |
   Interest expense                                        1,321   |              13,873                   31,753
   --------------------------------------------------------------------------------------------------------------
                                                                   |
Income (loss) before income taxes                          3,368   |              13,642                  (11,234)
                                                                   |
Income taxes                                                       |
   Current                                                 3,922   |               2,878                      378
   Deferred                                               (2,350)  |              (2,484)                   2,257
   --------------------------------------------------------------------------------------------------------------
                                                           1,572   |                 394                    2,635
                                                                   |
Net income (loss)                                $         1,796   |    $         13,248        $         (13,869)
=================================================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                        Consolidated Statements of Income
                          (In thousands of US dollars)
                                    Unaudited

===========================================================================================
                                                      The                      The
                                                    Company                   Company
                                                  Three-month               Three-month
                                                  period ended              period ended
                                                November 30, 2004         November 30, 2005
-------------------------------------------------------------------------------------------
Net sales                                        $        131,517          $        131,491

Operating costs and expenses
  Cost of goods sold                                       98,983                    97,245
  Selling, general and administrative (note 8)             18,864                    24,453
  Depreciation and amortization                             5,372                     5,449
  -----------------------------------------------------------------------------------------
                                                          123,219                   127,147

Operating income                                            8,298                     4,344

  Interest expense                                          7,531                    10,759
  -----------------------------------------------------------------------------------------

Income (loss) before income taxes                             767                    (6,415)

Income taxes
  Current                                                   1,537                       387
  Deferred                                                 (2,680)                    6,181
  -----------------------------------------------------------------------------------------
                                                           (1,143)                    6,568

Net income (loss)                                $          1,910          $        (12,983)
===========================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                      Consolidated Statements of Cash Flows
                          (In thousands of US dollars)
                                    Unaudited

==================================================================================================================
                                                                         |                             The
                                                          Predecessor    |         The               Company
                                                            Company      |       Company            Nine-month
                                                         March 1, 2004   |    June 4, 2004 to      period ended
                                                        to June 3, 2004  |   November 30, 2004   November 30, 2005
------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities:                              |
  Net income (loss)                                    $          1,796  |    $         13,248    $        (13,869)
  Items not affecting cash:                                              |
       Depreciation and amortization                              3,987  |               9,209              15,459
       Amortization of financial expenses                           121  |                 926               1,816
       Change in fair value of derivative                                |
         financial instrument                                     2,679  |              (4,802)              7,458
       Accreted interest on Senior                                       |
         discount notes                                              --  |                  --               9,641
       Gain on disposal of property, plant and                           |
         equipment                                                   --  |                  --                (119)
       Stock-based compensation                                   2,714  |               1,316                  87
       Deferred income taxes                                     (2,350) |              (2,484)              2,257
  Net change in non-cash balances related                                |
    to operations                                                        |
       Accounts receivable                                      (15,190) |               9,879              (4,416)
       Income tax receivable                                     (3,686) |              (5,776)              9,061
       Inventories                                               (2,049) |               6,374               4,872
       Prepaid expenses                                             308  |                 (41)             (1,101)
       Accounts payable                                           6,778  |               2,481              13,881
  ----------------------------------------------------------------------------------------------------------------
                                                                 (4,892) |              30,330              45,027
                                                                         |
Cash flows related to financing activities:                              |
  Increase (decrease) in bank overdraft                          54,844  |             (54,844)                 --
  Proceeds from issuance of long-term debt                       34,000  |             373,282                 324
  Repayment of long-term debt                                   (81,963) |             (31,565)            (28,480)
  Proceeds from issuance of shares                                   33  |             133,688                 195
  Redemption of common shares                                        --  |                  --                (406)
  Decrease in notes receivable related to the                            |
     exercise of stocks options                                      --  |              11,772                  --
  Debt issuance cost                                                 --  |             (12,526)               (673)
  Dividends paid                                                 (1,266) |                  --                  --
  ----------------------------------------------------------------------------------------------------------------
                                                                  5,648  |             419,807             (29,040)
                                                                         |
Cash flows related to investing activities:                              |
  Business acquisition                                           (3,762) |            (438,088)                 --
  Additions to property, plant and equipment                     (1,563) |              (2,654)             (5,580)
  Additions to intangible assets                                     --  |                  --              (1,186)
  Proceeds from disposal of property, plant                              |
    and equipment                                                   110  |                 195               1,133
  Other assets                                                       76  |              (1,189)             (3,125)
  ----------------------------------------------------------------------------------------------------------------
                                                                 (5,139) |            (441,736)             (8,758)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (4,383) |               8,401               7,229
                                                                         |
Translation adjustment on cash denominated                               |
  in foreign currencies                                             (84) |                (223)               (174)
                                                                         |
Cash and cash equivalents, beginning of period                    4,467  |                  --               5,522
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $             --  |   $          8,178    $         12,577
==================================================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                      Consolidated Statements of Cash Flows
                          (In thousands of US dollars)
                                    Unaudited

==============================================================================================
                                                              The                   The
                                                            Company               Company
                                                          Three-month           Three-month
                                                          Month ended           period ended
                                                       November 30, 2004     November 30, 2005
----------------------------------------------------------------------------------------------
Cash flows related to operating activities :
  Net income (loss)                                    $           1,910     $         (12,983)
  Items not affecting cash :
       Depreciation and amortization                               5,372                 5,449
       Amortization of financial expenses                            479                   626
       Change in fair value of derivative
         financial instrument                                     (3,583)                3,015
       Accreted interest on Senior
         discount notes                                               --                 3,283
       Loss on disposal of property, plant and
         equipment                                                    --                   370
       Stock-based compensation                                    1,316                    60
       Deferred income taxes                                      (2,680)                6,181
  Net change in non-cash balances related
    to operations
       Accounts receivable                                         4,974                 8,054
       Income tax receivable                                      (2,496)               10,141
       Inventories                                                 5,397                (2,532)
       Prepaid expenses                                              (84)               (1,622)
       Accounts payable                                            8,945                (3,046)
  --------------------------------------------------------------------------------------------
                                                                  19,550                16,996
Cash flows related to financing activities :
  Proceeds from issuance of long-term debt                            --                    --
  Repayment of long-term debt                                    (10,187)              (26,573)
  Debt issuance cost                                                (263)                 (685)
  --------------------------------------------------------------------------------------------
                                                                 (10,450)              (27,258)
Cash flows related to investing activities :
  Business acquisition                                              (756)                   --
  Additions to property, plant and equipment                      (1,458)               (1,899)
  Additions to intangibles assets                                     --                  (207)
  Proceeds from disposal of property, plant
    and equipment                                                    128                   231
  Other assets                                                      (709)               (1,667)
  --------------------------------------------------------------------------------------------
                                                                  (2,795)               (3,542)

----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               6,305               (13,804)

Translation adjustment on cash denominated
  in foreign currencies                                             (226)                  (27)

Cash and cash equivalents, beginning of period                     2,099                26,408
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $           8,178     $          12,577
==============================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                 Consolidated Statement of Shareholders' Equity
                          (In thousands of US dollars)
                                    Unaudited

===================================================================================================================================
                                                                                                   Accumulated
                                                                                                     other
                                                                Additional        Retained           compre-             Compre-
                                              Capital            paid-in          earnings           hensive             hensive
                                               stock             capital          (deficit)        income (loss)       income (loss)
------------------------------------------------------------------------------------------------------------------------------------
Predecessor Company

Balance as at February 29, 2004            $     105,044     $          232     $      115,647     $       10,476

Net Income                                            --                 --              1,796                 --     $       1,796

Foreign currency translation                          --                 --                 --             (2,811)           (2,811)

                                                                                                                      -------------
Total comprehensive loss                              --                 --                 --                 --     $      (1,015)
                                                                                                                      =============

Dividends paid                                        --                 --             (1,266)                --

Stock based-compensation                              --              2,714                 --                 --

Tax benefit associated with stock options             --                219                 --                 --

Issuance of common shares                         11,809                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------

Balance, as at June 3, 2004                $     116,853     $        3,165     $      116,177     $        7,665
-----------------------------------------------------------------------------------------------------------------

Merger transaction                         $    (116,853)    $       (3,165)    $     (116,177)    $       (7,665)
===================================================================================================================================

The Company

Net Income                                 $          --     $           --     $       13,248     $           --     $      13,248

Foreign currency translation, net of
  income taxes of $(2,943)                           --                 --                 --                 --                --

                                                                                                                      -------------
Total comprehensive income                            --                 --                 --                 --     $      13,248
                                                                                                                      =============

Stock options from MAAX Inc. stock
  option plan rolled-over                             --              2,690                 --                 --

Stock based-compensation                              --                577                 --                 --

Issuance of common shares                        133,688                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------

Balance, as at November 30, 2004           $     133,688     $        3,267     $       13,248     $           --
=================================================================================================================

        See accompanying notes to the consolidated financial statements.


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                 Consolidated Statement of Shareholders' Equity
                          (In thousands of US dollars)
                                    Unaudited

===============================================================================================================================
                                                                                               Accumulated
                                                                                                  other
                                                              Additional         Retained         compre-           Compre-
                                              Capital           paid-in          earnings         hensive           hensive
                                               stock            capital          (deficit)      income (loss)     income (loss)
-------------------------------------------------------------------------------------------------------------------------------
The Company

Balance as at February 28, 2005            $      47,567     $       3,421     $    (20,769)    $      (2,199)

Net Income (loss)                                     --                --          (13,869)               --     $     (13,869)

Foreign currency translation, net of
  income taxes of $(302)                              --                --               --            (1,039)           (1,039)

Change in fair market value of
  derivative financial instruments, net
  of income taxes of $(5)                             --                --               --               (11)              (11)
                                                                                                                  -------------

Total comprehensive income                            --                --               --                --     $     (14,919)
                                                                                                                  =============

Stock-based compensation (note 7)                     --                87               --                --

Issuance of common stock (note 6)                    195                --               --                --

Redemption of common stock (note 6)                  (92)             (247)              --                --

Excess of redemption price over stated
  capital (note 6)                                    --                --              (67)               --
-------------------------------------------------------------------------------------------------------------

Balance, as of November 30, 2005           $      47,670     $       3,261     $    (34,705)    $      (3,249)
=============================================================================================================

        See accompanying notes to the consolidated financial statements.

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

     MAAX Holdings, Inc. (the "Company") is incorporated under the General Corporation Law of Delaware. Its principal business activity is to design, develop, manufacture and distribute bathroom, kitchen and spa products.

     MAAX Inc. (the "Predecessor Company") was incorporated under Part 1A of the Companies Act (Quebec) and had the same business activity as the Company.

1.   Summary of significant accounting policies

     Basis of financial statement presentation

     On June 4, 2004, the Company acquired all of the outstanding shares of the Predecessor Company in a business combination accounted for as a purchase. As a result of the acquisition, the financial statements for the periods after the acquisition are presented on a different cost basis than that for the period before the acquisition and, therefore, are not comparable. The accounting policies of the Company are consistent with those of the Predecessor Company.

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

     The functional currency of the Predecessor Company was the Canadian dollar. However, the Predecessor Company had adopted the US dollar as its reporting currency. The Predecessor's financial statements were translated into the reporting currency using the current rate method. Under this method, the financial statements are translated into the reporting currency as follows: assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet, while revenues and expenses are translated at the annual year-to-date average exchange rate. All gains and losses resulting from the translation of the financial statements into the reporting currency are included in the accumulated other comprehensive income (loss) in shareholders' equity.

     Intangible assets

     Intangible assets are stated at cost and have definite useful lives. Amortization is calculated using the straight-line method over the following periods:

     Enterprise Resource Planning System                                5 years
     Trademarks                                                  5 and 40 years
     Distribution networks                                    3, 5 and 25 years
     Non-compete agreements                                             5 years

     The weighted average useful lives for trademarks and distribution networks are 40 years and 23.9 years, respectively.

     During the three-month period ended November 30, 2005, the Company has changed its estimate of the useful life of its Enterprise Resource Planning System from 15 years to 5 years. On an annual basis, this represents an additional depreciation expense of $1,698,000.

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

1.   Summary of significant accounting policies (continued)

     Product warranty

     The Company establishes a provision for product warranties based on management's judgment and the Company's historical experience with such warranty costs. The provision is recorded at the same time that the revenue is recognized and is presented in accrued liabilities on the balance sheet. Changes in the warranty reserve are as follows:

===============================================================================
                                 Predecessor          The              The
                                   Company          Company          Company
                                As of June 3,     November 30,     November 30,
                                    2004             2004             2005
-------------------------------------------------------------------------------

Beginning balance               $       3,335    $       3,252    $       3,630
  Warranty accrual                      1,868            4,136            6,495
  Cash payments                        (1,933)          (3,955)          (6,103)
  Translation adjustment                  (18)             238              120

-------------------------------------------------------------------------------
Ending balance                  $       3,252    $       3,671    $       4,142
===============================================================================

2.   Accounts receivable

===============================================================================
                                                  The Company      The Company
                                                  February 28,     November 30,
                                                     2005             2005
-------------------------------------------------------------------------------

Trade receivables                                $      55,022    $      61,943
Other receivables                                        2,914            1,771

-------------------------------------------------------------------------------
                                                 $      57,936    $      63,714
===============================================================================

3.   Inventories

===============================================================================
                                                  The Company      The Company
                                                  February 28,     November 30,
                                                     2005             2005
-------------------------------------------------------------------------------

Raw material                                     $      24,178    $      24,322
Work in progress                                         3,995            3,776
Finished goods                                          16,414           12,700

-------------------------------------------------------------------------------
                                                 $      44,587    $      40,798
===============================================================================

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

4.   Accounts payable and accrued liabilities

================================================================================================================
                                                                                The Company         The Company
                                                                                February 28,        November 30,
                                                                                   2005                2005
----------------------------------------------------------------------------------------------------------------
Trade payables                                                                 $      20,334       $      26,626
Interest payable                                                                       4,264               7,540
Other accrued expenses payable                                                        28,819              34,241

----------------------------------------------------------------------------------------------------------------
                                                                               $      53,417       $      68,407
================================================================================================================

5.   Long-term debt

================================================================================================================
                                    Effective interest                          The Company         The Company
                                        rate as at            Years of          February 28,        November 30,
                                    November 30, 2005         maturity             2005                2005
----------------------------------------------------------------------------------------------------------------
Senior discount notes                          11.57%               2012       $     112,750       $     122,391

Term loan A                                     5.74%               2010              94,852              86,126
  (C$117,000,000; C$100,500,000)

Term loan B                                     7.02%               2012             114,425             100,063

Senior subordinated notes                       9.75%               2013             150,000             150,000

Capital lease obligation                           8%          2008-2010                 809                 723

Note payable                                    6.50%               2008                  --                 340

Other                                        Various           2005-2014                 468                 430
----------------------------------------------------------------------------------------------------------------
                                                                                     473,304             460,073

Current portion of long-term debt                                                      6,286               8,232
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 $     467,018       $     451,841
================================================================================================================

     Senior discount notes were issued in a principal amount of $ 170,689,000 ($ 110,000,526 in gross proceeds on issuance date). No cash interest will accrue on the notes prior to December 15, 2008. Thereafter, cash interest will accrue at an annual rate of 11.25% and be payable semi-annually. The notes will mature on December 15, 2012.

     The Company also has access to an authorized revolving credit facility of an amount of C$50 million or its equivalent in US dollars, bearing interest at LIBOR plus 2.5%. As at November 30, 2005, the Company would have been able to use C$19 million without violating any of its debt covenants.

     Term loan A bears interest at a Canadian Banker's acceptance rate or LIBOR plus 2.5% and Term loan B bears interest at LIBOR plus 3.00%. The principal amounts of these term loans must be repaid in consecutive quarterly installments from December 2005 to September 2009 for the Term loan A and from December 2005 to June 2011 for the Term loan B.

     The revolving credit facility, term loan A facility and term loan B facility are guaranteed by all existing and future, direct and indirect Canadian and U.S. subsidiaries of the Company, subject to certain exceptions agreed to in the loan documents. In addition, the Company's obligations under the facility and the obligations of the subsidiary guarantors under the guarantees are secured by substantially all of the assets of the MAAX Corporation and each of its parent and its subsidiary guarantors. The agreement governing these credit facilities contain certain covenants including the obligation to maintain certain financial ratios.

     The Company's senior subordinated notes bear interest at a rate of 9.75 % and are fully redeemable upon maturity in June 2012. The indenture governing these notes contains certain covenants including the obligation to maintain certain financial ratios.

     On November 14, 2005, the Company obtained an amendment under the Company's senior credit facility with respect to total leverage ratio and the interest coverage ratio until the quarter ending May 31, 2007. Also, the applicable margin on the Term loan B was increased to 3.0%, based on a grid pricing.

     The fair value of long-term debt, including the short term portion, as of November 30, 2005 is $365,455,000. The fair value is estimated using market rates for these instruments.

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

6.   Capital Stock

     The Company

     The authorized capital of the Company consists in 6,850,000 common shares, voting, with a par value of $0.01, 500,000 Class A common shares, voting, with a par value of $0.01, and 150,000 Series A preferred stock, non-voting, redeemable at the holder's option into common shares.

     Issued and paid : 2,570,469 common shares and 300,000 Class A common shares.

     During the nine-month period ended November 30, 2005, the Company issued 19,020 common shares for a cash consideration of $190 following the exercise of stock options, and 11,780 common shares for a cash consideration of $195,000. The Company also redeemed 24,576 common shares for a cash consideration of $406,000. The difference between the book value and the consideration paid was recorded in retained earnings as excess of redemption price over stated capital for an amount of $67,000.

     Predecessor Company

     The authorized capital of the Predecessor Company consisted of an unlimited number and no par value common shares and Class A and Class B preferred shares, non-participating and non-voting. Issued and paid : 24,399,459 common shares.

7.   Stock-based compensation

     Maax Holdings, Inc. (the "Company") has a stock-based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with SFAS No. 123, "Accounting for stock-based compensation". The compensation costs that have been charged against income for this plan was $87,000 for the nine-month period ended November 30, 2005 ($577,000 for the 180-day period ended November 30, 2004) and $60,000 for the three-month period ended November 30, 2005 ($577,000 for the three-month period ended November 30, 2004).

     Under this plan, the Company may grant options to its senior management and some members of the Board of Directors for up to 299,517 shares of common stock. The exercise price of each option equals the estimated market value of the Company's stock on the date of grant as determined by the Board of Directors and an option's maximum term is ten years, or less in cases of termination of employment, retirement or death. Under this program, 30% of the options granted vest over a five year period (6% at each of the first five anniversary dates) and 70% of the options granted vest (14% each year) upon the Company's attainment of certain equity targets.

     A summary of the status of the Company's stock option plan as of November 30, 2005, and changes during the nine-month period ended on that date, is presented below :

===============================================================================
                                                                    Weighted
                                                                  average exer-
                                                     Options       cise price
-------------------------------------------------------------------------------

Outstanding at beginning of year                       286,645    $       16.87
Granted                                                  7,987            16.56
Cancelled                                              (31,949)          (16.56)
-------------------------------------------------------------------------------

Outstanding as of November 30, 2005                    262,683    $       16.90
===============================================================================

Options exercisable as of November 30, 2005             13,842    $       16.56
===============================================================================

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

7.   Stock-based compensation (continued)

     The following table summarizes information on outstanding stock options as at November 30, 2005:

                          Options outstanding                                  Vested options
                   ---------------------------------       -----------------------------------------------------
                                                               Weighted                              Weighted
Range of                                 Average           average exercise                      average exercise
exercise price          Number        remaining life            price               Number            price
----------------------------------------------------------------------------------------------------------------
$16.56                   238,683           8.5 years       $       16.56              13,842       $       16.56
$20.24                    24,000           9.1 years       $       20.24                  --                  --
----------------------------------------------------------------------------------------------------------------
$16.56 to $20.24         262,683           8.6 years       $       16.90              13,842       $       16.56
================================================================================================================

     Under this plan, 36,834 stock options may still be granted at the end of the period.

     Certain member of management rolled stock options of the Predecessor Company's option plan into the Company's plan. The value of these options has been recorded as additional paid-in capital on June 4, 2004. A summary of the status of these stock options as of November 30, 2005 and changes during the period ended on that date, is presented below:

================================================================================================================
                                                                                                     Weighted
                                                                                                   average exer-
                                                                                   Options          cise price
----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                                                   164,203       $        4.81
Exercised                                                                            (19,020)              (0.01)
----------------------------------------------------------------------------------------------------------------

Outstanding as of November 30, 2005                                                  145,183       $        5.43
================================================================================================================

Options exercisable as of November 30, 2005                                          145,183       $        5.43
================================================================================================================

     A member of management also received fully-vested options to purchase 42,995 preferred shares of the Company for $0.01 per share. A compensation expense of $739,000 has been recorded for the 180-day period and the three-month period ended November 30, 2004 in connection with this grant. The preferred shares are redeemable by the holder at such time as the holder exercises options under the plan to purchase shares of common stock as an exercise price of $16.56 per share, so that the holder may redeem a number of preferred shares not exceeding the number of shares of common stock acquired upon the exercise of the common stock options. The preferred shares may also be redeemed by the Company in connection with a significant transaction, as defined in the Company's Certificate of Incorporation. The redemption price for each preferred share will be an amount equal to the lesser of (i) the fair market value of a share of the common stock, as determined in good faith by the Board of Directors of the Company and (ii) $16.56 per share.

     Until June 3, 2004, the Predecessor Company had a stock-based compensation plan, which is described in Note 11 to the annual financial statements for the year ended February 28, 2005. The Predecessor Company was accounting for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation cost was not recorded because the option exercise price was equal to the market value of the underlying common stock on the date of grant.

     If the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation, the charge against income would have been $1,108,000 for the period from March 1, 2004 to June 3, 2004.

8.   Information on the consolidated statements of income

     Selling, general and administrative expenses include change in fair value of derivative financial instruments which represent a gain of $1,248,000 for the nine-month period ended November 30, 2005 (gain of $325,000 for the three-month period ended November 30, 2005) and a gain of $7,714,000 for the nine-month period ended November 30, 2004 (gain of $6,011,000 for the three-month period ended November 30, 2004).

     In addition, costs of $84,000 related to the acquisition transaction of the Predecessor were included in the selling, general and administrative expenses for the nine-month period ended November 30, 2005 ($70,000 for the three-month period ended November 30, 2005) and $10,242,000 for the nine-month period ended November 30, 2004 ($355,000 for the three-month period ended November 30, 2004).

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

8.   Information on the consolidated statements of income (continued)

     Below are miscellaneous revenues and expenses incurred during the normal course of operations:

===================================================================================================================
                                                                                                        The
                                                              Predecessor            The              Company
                                                                Company            Company           Nine-month
                                                             March 1, 2004      June 4, 2004 to     period ended
                                                            to June 3, 2004    November 30, 2004  November 30, 2005
-------------------------------------------------------------------------------------------------------------------
Bad debt expense                                           $            195    $            394    $            342
Loss (gain) on disposal of property, plant and equipment                 --                  --                (119)

===================================================================================================================

===================================================================================================================
                                                                                    The                 The
                                                                                  Company             Company
                                                                                Three-month         Three-month
                                                                                period ended        period ended
                                                                              November 30, 2004   November 30, 2005
-------------------------------------------------------------------------------------------------------------------
Bad debt expense                                                               $            187    $            111
Loss on disposal of property, plant and equipment                                            --                 370


     Restructuring costs

     Below is a summary of the restructuring charges incurred during the nine-month period ended November 30, 2005. Charges are recorded when a liability is incurred in accordance with FASB Statement No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, and SFAS No. 144 or other applicable guidance.

===================================================================================================================
                                                            Total expected          Actual              Actual
                                                            restructuring         for three-           for nine
                                                                 costs           month period        month period
-------------------------------------------------------------------------------------------------------------------
Opening balance of liabilities related to restructuring                        $            183    $             --

Amounts expensed
 One-time termination benefits                             $          1,384               1,009               1,299
 Contract termination costs                                             534                 309                 309
 Other associated costs                                                 821                 496                 607
-------------------------------------------------------------------------------------------------------------------
                                                           $          2,739               1,814               2,215
 Amounts paid
 One-time termination benefits                                                             (592)               (699)
 Other associated costs                                                                    (496)               (607)
-------------------------------------------------------------------------------------------------------------------
                                                                                         (1,088)             (1,306)
 Translation adjustment                                                                      35                  35
 Ending balance of liabilities related to restructuring                        $            944    $            944
===================================================================================================================

     The Company recorded restructuring expenses of $2,215,000 during the nine-months period ended November 30, 2005 ($1,814,000 for the three-month period ended November 30, 2005). These charges related to the closures of the plants in Anjou, Quebec ($1,126,000 for the nine-month period ended November 30, 2005 and $725,000 for the three-month period ended November 30, 2005) and Beamsville, Ontario ($1,089,000 for the nine-month and the three-month periods ended November 30, 2005) and are presented in the cost of goods sold ($645,000 for the nine-month and three-month periods ended November 30, 2005) and in selling, general and administrative expenses ($1,570,000 in the nine-month period ended November 30, 2005 and $1,169,000 for the three-month period ended November 30, 2005), respectively of the Bathroom and Spa sector.

     The closure of the plants in Anjou, Quebec and Beamsville, Ontario will be completed by December 31, 2005 and February 28, 2006 respectively, as part of our previously announced plan designed to improve margins in the Bathroom and Spa sector that are affected by excess capacity.

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

9.   Warranties and Guarantees

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

     The Company has guaranteed a portion of the residual value of certain assets under operating leases with expiration dates between 2005 and 2011, for the benefit of the lessor. If the fair value of the assets, at the end of their respective lease term, is less than the residual value guaranteed, then the Company must, under certain conditions, compensate the lessor for a portion of the shortfall. The maximum exposure in respect of these guarantees is $246,000. The Company has not recorded any liability associated with these guarantees.

     In connection with an agreement with a third party financing company, the Company has the obligation to repurchase spas that are returned. The maximum exposure in respect to this agreement is $79,000. The Company has not recorded any liability associated with these guarantees.


10.  Segmented information

     Reconciliation with the financial statements of revenues and assets by business segment are :

========================================================================================
                                                                             The
                                 Predecessor            The                Company
                                   Company            Company             Nine-month
                                March 1, 2004      June 4, 2004 to       period ended
                               to June 3, 2004    November 30, 2004    November 30, 2005
----------------------------------------------------------------------------------------
Net sales
  Bathroom                   $         116,440    $         204,668    $         329,713
  Kitchen                               10,490               23,351               33,653
  Spas                                  15,137               29,969               43,501

----------------------------------------------------------------------------------------
                             $         142,067    $         257,988    $         406,867
========================================================================================

========================================================================================
                                                        The                  The
                                                      Company              Company
                                                    Three-month          Three-month
                                                    period ended         period ended
                                                  November 30, 2004    November 30, 2005
----------------------------------------------------------------------------------------
Net sales
  Bathroom                                        $         104,740    $         107,004
  Kitchen                                                    12,696               11,191
  Spas                                                       14,081               13,296

----------------------------------------------------------------------------------------
                                                  $         131,517    $         131,491
========================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

10.  Segmented information (continued)

==================================================================================================
                                                                                        The
                                           Predecessor             The                Company
                                             Company             Company             Nine-month
                                          March 1, 2004      June 4, 2004 to        period ended
                                         to June 3, 2004    November 30, 2004    November 30, 2005
--------------------------------------------------------------------------------------------------
Operating income
  Bathroom                             $           5,053    $          25,799    $          25,553
  Kitchen                                           (333)               1,169               (4,068)
  Spas                                               (31)                 547                 (966)
--------------------------------------------------------------------------------------------------

                                                   4,689               27,515               20,519
Interest expense                                   1,321               13,873               31,753
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes      $           3,368    $          13,642    $         (11,234)
==================================================================================================

==================================================================================================
                                                                   The                  The
                                                                 Company              Company
                                                               Three-month          Three-month
                                                               period ended         period ended
                                                            November 30, 2004    November 30, 2005
--------------------------------------------------------------------------------------------------
Operating income
  Bathroom                                                  $           8,758    $           8,373
  Kitchen                                                                 650               (2,333)
  Spas                                                                 (1,110)              (1,696)
--------------------------------------------------------------------------------------------------

                                                                        8,298                4,344
Interest expense                                                        7,531               10,759
--------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           $             767    $          (6,415)
==================================================================================================

==================================================================================================
                                                                                        The
                                         Predecessor               The                Company
                                           Company               Company             Nine-month
                                         March 1, 2004       June 4, 2004 to        period ended
                                        to June 3, 2004     November 30, 2004    November 30, 2005
--------------------------------------------------------------------------------------------------
Depreciation and amortization :
  Bathroom                             $           3,308    $           7,880    $          13,186
  Kitchen                                            445                  904                1,476
  Spas                                               234                  425                  797

--------------------------------------------------------------------------------------------------
                                       $           3,987    $           9,209    $          15,459
==================================================================================================

==================================================================================================
                                                                   The                  The
                                                                 Company              Company
                                                               Three-month          Three-month
                                                               period ended         period ended
                                                            November 30, 2004    November 30, 2005
--------------------------------------------------------------------------------------------------
Depreciation and amortization :
  Bathroom                                                  $           4,654    $           4,667
  Kitchen                                                                 481                  514
  Spas                                                                    237                  268

--------------------------------------------------------------------------------------------------
                                                            $           5,372    $           5,449
==================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

10.      Segmented information (continued)

=============================================================================================================
                                                                                                 The
                                                    Predecessor             The                Company
                                                      Company             Company             Nine-month
                                                   March 1, 2004       June 4, 2004 to       period ended
                                                  to June 3, 2004     November 30, 2004    November 30, 2005
------------------------------------------------------------------------------------------------------------
Additions to property, plant and equipment
and intangible assets
  Bathroom                                       $           1,296    $           2,184    $           6,002
  Kitchen                                                      101                  191                  465
  Spas                                                         166                  279                  299
------------------------------------------------------------------------------------------------------------
                                                 $           1,563    $           2,654    $           6,766
=============================================================================================================

=============================================================================================================
                                                                            The                  The
                                                                          Company              Company
                                                                        Three-month          Three-month
                                                                        period ended         period ended
                                                                      November 30, 2004    November 30, 2005
------------------------------------------------------------------------------------------------------------
Additions to property, plant and equipment
and intangible assets
  Bathroom                                                            $           1,244    $           1,695
  Kitchen                                                                            39                  167
  Spas                                                                              175                  244

------------------------------------------------------------------------------------------------------------
                                                                      $           1,458    $           2,106
=============================================================================================================

             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information

     The following presents the condensed consolidated financial statements of the Predecessor Company, the acquired entity, on the same basis as that established as a result of the issuance of MAAX Corporation's 9.75% Senior Subordinated Notes due 2012 that designated the various entities making up the consolidated group as either guarantors or non-guarantors in the indenture dated June 4, 2004. The following condensed consolidated financial statements present the financial information of Beauceland Corporation, the Predecessor Company, Maax Corporation, the subsidiaries that are guarantors of MAAX Corporation's 9.75% Senior Subordinated Notes due 2012, and the subsidiaries that are non-guarantors at November 30, 2005 and for the nine-month period then ended and of the Predecessor Company as at and for the nine-month period ended November 30, 2004. MAAX Corporation is 100% owned by Beauceland Corporation. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by MAAX Corporation, and the guarantee of each such subsidiary guarantor and the parent guarantor is full and unconditional and joint and several with the guarantees of the other subsidiary guarantors and the parent guarantor.

     None of the subsidiaries of the Company are subsidiary guarantors of the 11.25% senior discount notes issued by the Company.

     Consolidated Statement of Income
     95-day period ended June 3, 2004

==========================================================================================================
                                                    Combined      Combined      Adjustments
                                  Predecessor       guarantor   non-guarantor       and
                                    Company       subsidiaries  subsidiaries    eliminations  Consolidated
----------------------------------------------------------------------------------------------------------
Net sales                         $         --   $     137,217  $      4,850   $         --   $    142,067

Expenses:
    Cost of goods sold                      --          93,697         3,910             --         97,607
    Selling, general and
      administrative                     4,762          30,465           557             --         35,784
    Depreciation and
      amortization                         334           3,468           185             --          3,987
    Interest expenses                      695             226           400             --          1,321

----------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                        (5,791)          9,361          (202)            --          3,368

Income taxes                            (1,333)          2,863            42             --          1,572

Equity in earnings of
  investees                              6,254              --            --         (6,254)            --

----------------------------------------------------------------------------------------------------------

Net income (loss)                 $      1,796   $       6,498  $       (244)  $     (6,254)  $      1,796
==========================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Income
     180-day period ended November 30, 2004

==============================================================================================================================
                                                                       Combined       Combined     Adjustments
                                         Beauceland        MAAX        guarantor    non-guarantor      and
                                         Corporation    Corporation  subsidiaries    subsidiaries  eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net sales                              $         --   $         --   $    249,447   $      8,541   $         --   $    257,988

Expenses:
    Cost of goods sold                           --             --        179,116          7,025             --        186,141
    Selling, general and
      administrative                             --         (1,243)        21,367            947         14,052         35,123
    Depreciation and
      amortization                               --             --          8,854            355             --          9,209
    Interest expenses                            --            398         12,713            762             --         13,873

------------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                 --            845         27,397           (548)       (14,052)        13,642

Income taxes                                     --         (3,754)         7,014             77         (2,943)           394

Equity in earnings of
  investees                                  13,248          8,649         (6,258)            --        (15,639)            --
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                      $     13,248   $     13,248   $     14,125   $       (625)  $    (26,748)  $     13,248
==============================================================================================================================

     Consolidated Statement of Income
     Three-month period ended November 30, 2004

==============================================================================================================================
                                                                       Combined       Combined     Adjustments
                                         Beauceland        MAAX        guarantor    non-guarantor      and
                                         Corporation    Corporation  subsidiaries    subsidiaries  eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net sales                                        --   $         --   $    127,119   $      4,398   $         --   $    131,517

Expenses:
    Cost of goods sold                           --             --         95,477          3,506             --         98,983
    Selling, general and
      administrative                             --            469          3,829            514         14,052         18,864
    Depreciation and
      amortization                               --             --          5,188            184             --          5,372
    Interest expense                             --            228          6,851            452             --          7,531

------------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                 --           (697)        15,774           (258)       (14,052)           767

Income taxes                                     --         (3,213)         4,974             39         (2,943)        (1,143)

Equity in earnings of
  investees                                   1,910           (606)        (5,930)            --          6,536             --
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                             1,910   $      1,910   $      4,870   $       (297)  $     (4,573)  $      1,910
==============================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Cash Flows
     95-day period ended June 3, 2004

=========================================================================================================================
                                                                  Combined      Combined      Adjustments
                                                   Predecessor    guarantor   non-guarantor       and
                                                     Company    subsidiaries  subsidiaries    eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
    Net income                                   $      1,796   $      6,498   $       (244)  $     (6,254)  $      1,796
    Items not affecting cash:
    Depreciation and
      amortization                                        334          3,468            185             --          3,987
    Amortization of
      financial expenses                                  118              3             --             --            121
    Deferred income taxes                              (1,419)          (931)            --             --         (2,350)
    Change in fair value
      of derivatives                                      (23)         2,702             --             --          2,679
    Stock based compensation                            2,714             --             --             --          2,714
    Equity in earnings
      of investees                                     (6,254)            --             --          6,254             --
    Net change in non-
      cash balances
      related to operations                            (4,289)        (9,758)           208             --        (13,839)
   ----------------------------------------------------------------------------------------------------------------------
                                                       (7,023)         1,982            149             --         (4,892)
Cash flows related to financing activities
    Increase (decrease) in bank overdraft              35,818         19,586           (560)            --         54,844
    Proceeds from issuance
      of long-term debt                                34,000             --             --             --         34,000
    Repayment of long-
      term debt                                       (81,869)           (63)           (31)            --        (81,963)
    Proceeds from issuance
      of shares                                            33         17,653             --        (17,653)            33
    Dividends paid                                     (1,266)            --             --             --         (1,266)
   ----------------------------------------------------------------------------------------------------------------------
                                                      (13,284)        37,176           (591)       (17,653)         5,648
Cash flows related to investing activities
    Business acquisition                               (3,762)            --             --             --         (3,762)
    Decrease (increase) in
      investments                                       6,039        (23,692)            --         17,653             --
    Additions to property,
      plant and equipment                                (113)        (1,436)           (14)            --         (1,563)
    Proceeds from disposal
      of property, plant and                               83             27             --             --            110
      equipment                                            --
    Other assets                                          934           (858)            --             --             76
    ----------------------------------------------------------------------------------------------------------------------
                                                         3,181        (25,959)           (14)        17,653         (5,139)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                       (17,126)        13,199           (456)            --         (4,383)
Translation adjustment
  on cash denominated
  in foreign currencies                                  (166)            89             (7)            --            (84)
Cash, beginning of year                                17,292        (13,288)           463             --          4,467
-------------------------------------------------------------------------------------------------------------------------

Cash, end of year                                $         --   $         --   $         --   $         --   $         --
=========================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Cash Flows
     180-day period ended November 30, 2004

===================================================================================================================================
                                                                            Combined       Combined     Adjustments
                                             Beauceland        MAAX         guarantor    non-guarantor      and
                                             Corporation    Corporation   subsidiaries    subsidiaries  eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
    Net income                              $     13,248   $     13,248   $     14,125   $       (625)  $    (26,748)  $     13,248
    Items not affecting cash:
      Depreciation and
        amortization                                  --             --          8,854            355             --          9,209
      Amortization of
        financial expenses                            --            922              4             --             --            926
      Stock-based
        compensation                                  --             --          1,316             --             --          1,316
      Deferred income taxes                           --             --         (2,484)            --             --         (2,484)
      Change in fair value
        of derivatives                                --             --         (4,802)            --             --         (4,802)
      Equity in earnings
        of investees                             (13,248)        (8,649)         6,258             --         15,639             --
    Net change in non-
      cash balances
      related to operations                           --        (31,283)        31,446          1,645         11,109         12,917
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --        (25,762)        54,717          1,375             --         30,330
Cash flows related to financing activities
    Increase (decrease)
      in bank overdraft                               --             --        (55,404)           560             --        (54,844)
    Proceeds from issuance
      of long-term debt                               --        373,282             --             --             --        373,282
    Repayment of long-
      term debt                                       --        (22,122)        (9,411)          (368)           336        (31,565)
    Proceeds from issuance
      of shares                                  133,688        133,688             --             --       (133,688)       133,688
    Interest received on
      share purchase loan                             --             --         11,772             --             --         11,772
    Debt issuance costs                               --        (12,526)            --             --             --        (12,526)
    -------------------------------------------------------------------------------------------------------------------------------

                                                 133,688        472,322        (53,043)           192       (133,352)       419,807
Cash flows related to investing activities
    Business acquisition                              --       (438,088)            --             --             --       (438,088)
    Decrease (increase) in
      investments                               (133,688)            --            336             --        133,352             --
    Additions to property,
      plant and equipment                             --             --         (2,544)          (110)            --         (2,654)
    Proceeds from disposal
      of property, plant and
      equipment                                       --             --            195             --             --            195
    Other assets                                      --             --         (1,189)            --             --         (1,189)
    -------------------------------------------------------------------------------------------------------------------------------
                                                (133,688)      (438,088)        (3,202)          (110)       133,352       (441,736)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                  --          8,472         (1,528)         1,457             --          8,401
Translation adjustment
  on cash denominated
  in foreign currencies                               --             10           (356)           123             --           (223)
Cash, beginning of year                               --             --             --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                           $         --   $      8,482   $     (1,884)  $      1,580   $         --   $      8,178
===================================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Cash Flows
     Three-month period ended November 30, 2004

===================================================================================================================================
                                                                            Combined       Combined     Adjustments
                                             Beauceland        MAAX         guarantor    non-guarantor      and
                                             Corporation    Corporation   subsidiaries    subsidiaries  eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
    Net income                                     1,910   $      1,910   $      4,870   $       (297)  $     (4,573)  $      1,910
    Items not affecting cash:
      Depreciation and
       amortization                                   --             --          5,188            184             --          5,372
      Amortization of
        financial expenses                            --            475              4             --             --            479
      Stock-based
        compensation                                  --             --          1,316             --             --          1,316
      Deferred income taxes                           --         (2,680)            --             --         (2,680)
      Change in fair value
        of derivatives                                --             --         (3,583)            --             --         (3,583)
      Equity in earnings
        of investees                              (1,910)           606          5,930             --         (6,536)            --
      Net change in non-
        cash balances
        related to operations                         --         13,555         (8,672)           744         11,109         16,736
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --         16,546          2,373            631             --         19,550
Cash flows related to financing activities
    Proceeds from issuance
      of long-term debt                               --             --             --             --             --             --
    Repayment of long-
      term debt                                       --        (10,138)           (15)            (6)           (28)       (10,187)
    Proceeds from issuance
      of shares                                       --             --             --
    Debt issuance costs                               --           (263)            --             --             --           (263)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --        (10,401)           (15)            (6)           (28)       (10,450)
Cash flows related to investing activities
    Business acquisition                              --           (756)            --             --             --           (756)
    Decrease (increase) in
      investments                                     --             --            (28)            --             28             --
    Additions to property,
      plant and equipment                             --             --         (1,365)           (93)            --         (1,458)
    Additions to
      intangible assets                               --             --             --             --             --             --
    Proceeds from disposal
      of property, plant and
      equipment                                       --             --            128            128
    Other assets                                      --             --           (709)            --             --           (709)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --           (756)        (1,974)           (93)            28         (2,795)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                       --          5,389            384            532             --          6,305
Translation adjustment
  on cash denominated
  in foreign currencies                               --             32           (380)           122             --           (226)
Cash, beginning of year                               --          3,061         (1,888)           926             --          2,099

-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                     --   $      8,482   $     (1,884)  $      1,580   $         --   $      8,178
===================================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Balance Sheet
     As at February 28, 2005

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

Current assets
    Cash (overdraft)                        $         --   $     10,326   $     (5,734)  $        867   $         --   $      5,459
    Accounts receivable                               --            613         55,098          3,010           (641)        58,080
    Income taxes receivable                           --          5,295          3,499           (510)            --          8,284
    Inventories                                       --             --         42,778          1,809             --         44,587
    Prepaid expenses                                  --            272          3,451            598             --          4,321
    Assets held for sale                              --             --          1,545             --             --          1,545
    Deferred income taxes                             --            886          2,702             --             --          3,588
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --         17,392        103,339          5,774           (641)       125,864

Property, plant and
  equipment                                           --             --         84,726          7,254             --         91,980
Intangible assets                                     --             --         71,337             --         66,669        138,006
Goodwill                                              --             --        126,735             --         97,577        224,312
Derivative financial
  instruments                                         --             24         10,595             --             --         10,619
Other assets                                          --         12,036          3,853             --             --         15,889
Investments                                      138,967        486,525          9,131             --       (634,623)            --
Deferred income taxes                                 --          4,163          5,682             --             --          9,845
-----------------------------------------------------------------------------------------------------------------------------------
                                            $    138,967   $    520,140   $    415,398   $     13,028   $   (471,018)  $    616,515
===================================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and
      accrued liabilities                   $         --   $      4,501   $     47,454   $      9,999   $     (8,295)  $     53,659
    Deferred income taxes                             --             --          1,607             --             --          1,607
    Current portion of
      long-term debt                                  --          6,238             48             --             --          6,286
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --         10,739         49,109          9,999         (8,295)        61,552

Long-term debt                                        --        353,040        245,976         29,578       (274,326)       354,268
Deferred income taxes                                 --          6,404         32,190             --         25,334         63,928
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     --        370,183        327,275         39,577       (257,287)       479,748

Shareholders' equity
    Capital Stock                                135,453        135,453         98,319             24       (233,796)       135,453
    Other elements of
      shareholders' equity                         3,514         14,504        (10,196)       (26,573)        20,065          1,314
    -------------------------------------------------------------------------------------------------------------------------------

                                                 138,967        149,957         88,123        (26,549)      (213,731)       136,767

-----------------------------------------------------------------------------------------------------------------------------------
                                            $    138,967   $    520,140   $    415,398   $     13,028   $   (471,018)  $    616,515
===================================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Balance Sheet
     As at November 30, 2005

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

Current assets
    Cash (overdraft)                        $         --   $     14,312   $     (2,428)  $        682   $         --   $     12,566
    Accounts receivable                               --         15,330        112,856          2,340        (66,163)        64,363
    Income taxes receivable                           --         15,043        (10,610)          (569)            --          3,864
    Inventories                                       --             --         39,837            961             --         40,798
    Prepaid expenses                                  --            477          4,504            494             --          5,475
    Assets held for sale                              --             --             --             --             --             --
    Deferred income taxes                             --             --          3,665             --             --          3,665
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --         45,162        147,824          3,908        (66,163)       130,731

Property, plant and
  equipment                                           --             --         85,095          6,163             --         91,258
Intangible assets                                     --             --         69,700            676         64,781        135,157
Goodwill                                              --             --        127,775             --         87,433        215,208
Derivative financial
  instruments                                         --             12          3,451             --             --          3,463
Other assets                                          --         10,936          5,097             --             --         16,033
Investments                                      136,410        493,310          7,620             --       (637,340)            --
Deferred income taxes                                 --             85          5,025             --             --          5,110

-----------------------------------------------------------------------------------------------------------------------------------
                                            $    136,410   $    549,505   $    451,587   $     10,747   $   (551,289)  $    596,960
===================================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and
      accrued liabilities                   $         --   $     51,912   $     80,819   $      9,404   $    (73,728)  $     68,407
    Deferred income taxes                             --             --          1,042             --             --          1,042
    Current portion of
      long-term debt                                  --          7,745            318            169             --          8,232
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --         59,657         82,179          9,573        (73,728)        77,681

Long-term debt                                        --        328,443        259,554         25,852       (284,399)       329,450
Deferred income taxes                                 --          8,036         28,402             --         20,144         56,582
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     --        396,136        370,135         35,425       (337,983)       463,713

Shareholders' equity
    Capital Stock                                135,453        135,453        100,739             21       (236,213)       135,453
    Other elements of
      shareholders' equity                           957         17,916        (19,287)       (24,699)        22,907         (2,206)
    -------------------------------------------------------------------------------------------------------------------------------
                                                 136,410        153,369         81,452        (24,678)      (213,306)       133,247

-----------------------------------------------------------------------------------------------------------------------------------
                                            $    136,410   $    549,505   $    451,587   $     10,747   $   (551,289)  $    596,960
===================================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Income
     Nine-month period ended November 30, 2005

===================================================================================================================================
                                                                            Combined       Combined     Adjustments
                                             Beauceland        MAAX         guarantor    non-guarantor      and
                                             Corporation    Corporation   subsidiaries    subsidiaries  eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                   $         --   $         --   $    394,002   $     12,865   $         --   $    406,867

Expenses:
    Cost of goods sold                                --             --        284,532         10,716             --        295,248
    Selling, general and
      administrative                                  --           (990)        73,796          1,159          1,339         75,304
    Depreciation and
      amortization                                    --             --         12,816            755          1,888         15,459
    Interest expense                                  --          2,331         20,232          1,186         (1,927)        21,822

-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                      --         (1,341)         2,626           (951)        (1,300)          (966)

Income taxes                                          --          1,378            925            120           (832)         1,591

Equity in earnings of
  investees                                       (2,557)           162         (1,071)            --          3,466             --
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                           $     (2,557)  $     (2,557)  $        630   $     (1,071)  $      2,998   $     (2,557)
===================================================================================================================================


     Consolidated Statement of Income
     Three-month period ended November 30, 2005

===================================================================================================================================
                                                                            Combined       Combined     Adjustments
                                             Beauceland        MAAX         guarantor    non-guarantor      and
                                             Corporation    Corporation   subsidiaries    subsidiaries  eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                   $         --   $         --   $    127,885   $      3,606   $         --   $    131,491

Expenses:
    Cost of goods sold                                --             --         94,165          3,080             --         97,245
    Selling, general and
      administrative                                  --           (383)        23,612            346            856         24,431
    Depreciation and
      amortization                                    --             --          4,575            245            629          5,449
    Interest expenses                                 --            856          6,941            382           (811)         7,368

-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before
  the undernoted                                      --           (473)        (1,408)          (447)          (674)        (3,002)

Income taxes                                          --          4,312           (954)            38           (477)         2,919

Equity in earnings of
  investees                                       (5,921)        (1,136)          (485)            --          7,542             --
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                           $     (5,921)  $     (5,921)  $       (939)  $       (485)  $      7,345   $     (5,921)
===================================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Cash Flows
     Nine-month period ended November 30, 2005

===================================================================================================================================
                                                                            Combined       Combined     Adjustments
                                             Beauceland        MAAX         guarantor    non-guarantor      and
                                             Corporation    Corporation   subsidiaries    subsidiaries  eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
    Net income                              $     (2,557)  $     (2,557)  $        630   $     (1,071)  $      2,998   $     (2,557)
    Items not affecting cash:
      Depreciation and
        amortization                                  --             --         12,816            755          1,888         15,459
      Amortization of
        financial expenses                            --          1,522              4             --             --          1,526
      Stock-based
        compensation                                  --             --             87             --             --             87
      Deferred income taxes                           --          6,725         (4,927)            --           (585)         1,213
      Change in fair value
        of derivatives                                --             --          7,458             --             --          7,458
      Gain on disposal of
        fixed assets                                  --             --           (119)            --             --           (119)
      Equity in earnings
        of investees                               2,557           (162)         1,071             --         (3,466)            --
    Net change in non-
        cash balances
        related to operations                         --         27,129         (6,742)         1,997           (835)        21,549
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --         32,657         10,278          1,681             --         44,616
Cash flows related to financing activities
    Proceeds from issuance
      of long-term debt                               --             --             --            324             --            324
    Repayment of long-
      term debt                                       --        (28,250)          (230)          (974)           974        (28,480)
    Debt issuance costs                               --           (421)            --             --             --           (421)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --        (28,671)          (230)          (650)           974        (28,577)
Cash flows related to investing activities
    Decrease (increase) in
      investments                                     --             --            974             --           (974)            --
    Additions to property,
      plant and equipment                             --             --         (5,377)          (203)            --         (5,580)
    Additions to
      intangible assets                               --             --           (240)          (946)            --         (1,186)
    Proceeds from disposal
      of property, plant and
      equipment                                       --             --          1,133             --             --          1,133
    Other assets                                      --             --         (3,125)            --             --         (3,125)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --             --         (6,635)        (1,149)          (974)        (8,758)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                  --          3,986          3,413           (118)            --          7,281
Translation adjustment
  on cash denominated
  in foreign currencies                               --             --           (107)           (67)            --           (174)
Cash, beginning of year                               --         10,326         (5,734)           867             --          5,459
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                           $         --   $     14,312   $     (2,428)  $        682   $         --   $     12,566
===================================================================================================================================


             MAAX HOLDINGS, INC. AND PREDECESSOR COMPANY (MAAX INC.)
                   Notes to Consolidated Financial Statements
           (tabular amounts are expressed in thousands of US dollars)
                                    Unaudited

11.  Supplemental joint issuer and guarantor financial information (continued)

     Consolidated Statement of Cash Flows
     Three-month period ended November 30, 2005

===================================================================================================================================
                                                                            Combined       Combined     Adjustments
                                             Beauceland        MAAX         guarantor    non-guarantor      and
                                             Corporation    Corporation   subsidiaries    subsidiaries  eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities
    Net income                              $     (5,921)  $     (5,921)  $       (939)  $       (485)  $      7,345   $     (5,921)
    Items not affecting cash:
      Depreciation and
        amortization                                  --             --          4,575            245            629          5,449
      Amortization of
        financial expenses                            --            514              4             --             --            518
      Stock-based
        compensation                                  --             --             60             --             --             60
      Deferred income taxes                           --          5,971         (3,126)            --           (313)         2,532
      Change in fair value
        of derivatives                                --             --          3,015             --             --          3,015
      Gain on disposal of
        fixed assets                                  --             --            370             --             --            370
      Equity in earnings
        of investees                               5,921          1,136            485             --         (7,542)            --
    Net change in non-
        cash balances
        related to operations                         --          7,931          2,623            462           (119)        10,897
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --          9,631          7,067            222             --         16,920
Cash flows related to financing activities
    Proceeds from issuance
      of long-term debt                               --             --             --             --             --             --
    Repayment of long-
      term debt                                       --        (26,466)          (107)            14            (14)       (26,573)
    Debt issuance costs                               --           (433)            --             --             --           (433)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --        (26,899)          (107)            14            (14)       (27,006)
Cash flows related to investing activities
    Decrease (increase) in
      investments                                     --             --            (14)            --             14             --
    Additions to property,
      plant and equipment                             --             --         (1,893)            (6)            --         (1,899)
    Additions to
      intangible assets                               --             --           (240)            33             --           (207)
    Proceeds from disposal
      of property, plant and
      equipment                                       --             --            231             --             --            231
    Other assets                                      --            (17)        (1,830)            --             --         (1,847)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      --            (17)        (3,746)            27             14         (3,722)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                  --        (17,285)         3,214            263             --        (13,808)
Translation adjustment
  on cash denominated
  in foreign currencies                               --             --             (2)           (25)            --            (27)
Cash, beginning of year                               --         31,597         (5,640)           444             --         26,401
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                           $         --   $     14,312   $     (2,428)  $        682   $         --   $     12,566
===================================================================================================================================


12.  Comparative figures

     Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a leading North American manufacturer and distributor of bathroom fixtures. Our revenues are derived primarily from the manufacture and sale of bathroom fixtures, kitchen cabinetry and spas for the residential housing market in North America. We currently operate 21 strategically located manufacturing facilities, including 13 in the U.S., seven in Canada and one in the Netherlands. We sell our products through a diverse set of distribution channels across the U.S. and Canada, including wholesalers, showrooms, specialty retailers and home centers. We manufacture and sell, primarily in the U.S. and Canada, with a small presence in Europe, Asia and the Middle East, a broad range of products, including a wide selection of bathtubs, whirlpools, showers, kitchen cabinetry and spas.

Consolidated Operating Results for the Three Months Ended November 30, 2004 Compared to the Consolidated Operating Results for the Three Months Ended November 30, 2005

         The following table presents the pro forma consolidated results of operations of MAAX Holdings, Inc. ("MAAX Holdings") for the three month period ended November 30, 2004 assuming the acquisition of MAAX Inc., the offering of MAAX Corporation's 9.75% senior subordinated notes due 2012, the related transactions that occurred on June 4, 2004 and the finalization of the purchase price allocation, referred to in this Quarterly Report on Form 10-Q as the "June 2004 Transactions" and the offering of our 11.25% senior discount notes due 2012 and the related transactions that occurred on December 10, 2004 referred to in this Quarterly Report on Form 10-Q as the "December 2004 Transactions" had each occurred as of March 1, 2004.

                                                                 MAAX
                                                               Holdings,      Pro Forma     Pro Forma
                                                                  Inc.       Adjustments   as Adjusted
                                                             ------------   ------------   ------------
Net sales .............................................      $    131,517   $         --   $    131,517
Cost of goods sold ....................................            98,983         (4,701)        94,282
Selling, general and administrative expenses ..........            18,864           (356)        18,508
Depreciation and amortization .........................             5,372           (209)         5,163
Interest expense ......................................             7,531          3,365         10,896
                                                             ------------   ------------   ------------
Income (loss) before income taxes .....................               767          1,901          2,668
Income taxes ..........................................            (1,143)           722           (421)
                                                             ------------   ------------   ------------
Net income (loss) .....................................      $      1,910   $      1,179   $      3,089
                                                             ============   ============   ============

         The following summary table presents a comparison of our results of operations for the three-month periods ended November 30, 2004 and 2005 assuming the occurrence of the June 2004 Transactions and the December 2004 Transactions as of March 1, 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

                                                    Three Months Ended
                                                       November 30,                   Change
                                              ---------------------------   ---------------------------
                                                  2004           2005             $              %
                                              ------------   ------------   ------------   ------------
                                                               (dollars in thousands)
Net sales ..................................  $    131,517   $    131,491   $        (26)           0.0%
Cost of goods sold .........................        94,282         97,245          2,963            3.1
Selling, general and administrative expenses        18,508         24,453          5,945           32.1
Depreciation and amortization ..............         5,163          5,449            286            5.5
Interest expense ...........................        10,896         10,759           (137)          (1.3)
                                              ------------   ------------   ------------   ------------
Income (loss) before income taxes ..........         2,668         (6,415)        (9,083)        (340.4)
Income taxes ...............................          (421)         6,568          6,989         1660.1
                                              ------------   ------------   ------------   ------------
Net income (loss) ..........................  $      3,089   $    (12,983)  $    (16,072)        (520.3)%
                                              ============   ============   ============   ============

         Net Sales. Net sales remained stable at $131.5 million for the three months ended November 30, 2005. This results from a growth of 2.2% in the bathroom sector, offset by decreases of 11.9% and 5.6% in the kitchen and spa sectors, respectively.

         Bathroom. Net sales for the bathroom sector increased from $104.7 million for the three months ended November 30, 2004 to $107.0 million for the three months ended November 30, 2005, an increase of $2.3 million, or 2.2%. This increase results in part from sales price increases implemented to compensate for increased costs of raw materials. The strength of the Canadian dollar also contributed to the higher net sales.

         Kitchen. Net sales for the kitchen sector decreased from $12.7 million for the three months ended November 30, 2004 to $11.2 million for the three months ended November 30, 2005, a decrease of $1.5 million, or 11.9%. This decrease was due to our decision to consolidate our product offering and customer basis toward a more profitable business model.

         Spas. Net sales for the spa sector decreased from $14.1 million for the three months ended November 30, 2004 to $13.3 million for the three months ended November 30, 2005, a decrease of $0.8 million, or 5.6%. This decrease was due to weaker market conditions encountered during the quarter primarily due to winter weather and mixed economic news. Retail store traffic continues to be down from the past year.

         Cost of Goods Sold. Cost of goods sold increased from $94.3 million, or 71.7% of net sales, for the three months ended November 30, 2004 to $97.2 million, or 74.0% of net sales, for the three months ended November 30, 2005, an increase of $2.9 million, or 3.1%. This increase was mainly due to an increase in the cost of raw materials, restructuring expenses totaling $0.6 million and the strength of the Canadian dollar.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $18.5 million for the three months ended November 30, 2004 to $24.5 million for the three months ended November 30, 2005, an increase of $6.0 million, or 32.1%. Selling, general and administrative expenses as a percentage of net sales increased from 14.1% for the three months ended November 30, 2004 to 18.6% for the three months ended November 30, 2005. Selling, general and administrative expenses for the three months ended November 30, 2005 were impacted by restructuring and non-recurring expenses of $1.2 million compared to $0.7 million for the same period in 2004, offset by a foreign exchange gain and a gain on change in fair market value of derivatives for a total amount of $0.1 million compared to $7.7 million for the same period in 2004. The strength of the Canadian dollar also contributed to $0.7 million of this increase.

         Depreciation and Amortization. Depreciation and amortization increased from $5.2 million for the three months ended November 30, 2004 to $5.4 million for the three months ended November 30, 2005, an increase of $0.2 million, or 5.5%.

         Interest Expense. Interest expense decreased from $10.9 million for the three months ended November 30, 2004 to $10.8 million for the three months ended November 30, 2005, a decrease of $0.1 million, or 1.3%, in spite of the recent increase in the general level of interest rates. Interest expense as a percentage of net sales decreased from 8.3% for the three months ended November 30, 2004 to 8.2% for the three months ended November 30, 2005. This decrease was due to reduced indebtedness resulting from the prepayment of our long-term debt.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes decreased $9.1 million from $2.7 million for the three months ended November 30, 2004 to $(6.4) million for the three months ended November 30, 2005. Income
(loss) before income taxes for the bathroom, kitchen and spa sectors increased (decreased) from $2.1 million, $0.8 million and $(0.2) million, respectively, for the three months ended November 30, 2004 to $(2.4) million, $(2.3) million and $(1.7) million, respectively, for the three months ended November 30, 2005. Income (loss) before income taxes as a percentage of net sales decreased from 2% for the three months ended November 30, 2004 to (4.9)% for the three months ended November 30, 2005, principally due to the factors described above.

         Income Taxes. Our tax expense for the three months ended November 30, 2005 was $6.6 million. Income taxes for such period was calculated at the U.S. combined federal and state income tax rate. As part of our reconciliation of the effective tax expense to the statutory rate for that period, one major difference accounts for an increase of $7.8 million of the valuation allowances against the losses carried forward mainly due to the closure of our Beamsville facility and a decrease of the overall expected profitability. In this three-month period, the effect of our corporate financing structure that was established in June 2004 was negligible because of fluctuations of the foreign exchange rates between the Canadian and U.S. dollar.

         Our tax expense for the three months ended November 30, 2004 was a recovery of $0.4 million. Income tax for such period was calculated at the U.S. combined federal and state income tax rate. In the previous periods, our financial statements were those of MAAX Inc. and a lower combined federal and provincial Canadian tax rate was in effect. As a result of certain tax planning, including our corporate financing structure that was established in June 2004, our tax expense was reduced by $2.3 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to the stock-based compensation that is not deductible for tax purposes.

         Net Income (Loss). Net income (loss) decreased from $3.1 million for the three months ended November 30, 2004 to $(13.0) million for the three months ended November 30, 2005, a decrease of $16.1 million. This decrease was the result of the items described above.

Pro Forma Consolidated Operating Results for the Nine Months Ended November 30, 2004 Compared to the Consolidated Operating Results for the Nine Months Ended November 30, 2005

         The following table presents the pro forma consolidated results of operations of MAAX Holdings for the nine month period ended November 30, 2004 assuming the June 2004 Transactions and the December 2004 Transactions had each occurred as of March 1, 2004.

                                                               MAAX
                                                              Holdings,                    Pro Forma     Pro Forma as
                                                                Inc.        MAAX Inc.     Adjustments     Adjusted
                                                           ------------   ------------   ------------   ------------
                                                                             (dollars in thousands)
Net sales .............................................    $    142,067   $    257,988   $         --   $    400,055
Cost of goods sold ....................................          97,607        186,141         (4,701)       279,047
Selling, general and administrative expenses ..........          35,784         35,123        (10,083)        60,824
Depreciation and amortization .........................           3,987          9,209          2,037         15,233
Interest expense ......................................           1,321         13,873         15,430         30,624
                                                           ------------   ------------   ------------   ------------
Income (loss) before income taxes .....................           3,368         13,642         (2,683)        14,327
Income taxes ..........................................           1,572            394          1,141          3,107
                                                           ------------   ------------   ------------   ------------
Net income (loss) .....................................    $      1,796   $     13,248   $     (3,824)  $     11,220
                                                           ============   ============   ============   ============

         The following summary table presents a comparison of our results of operations for the nine-month periods ended November 30, 2004 and 2005 assuming the occurrence of the June 2004 Transactions and December 2004 Transactions as of March 1, 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

                                                               Nine Months Ended
                                                                   November 30,                    Change
                                                           ---------------------------   ---------------------------
                                                               2004           2005            $              %
                                                           ------------   ------------   ------------   ------------
                                                                             (dollars in thousands)
Net sales .............................................    $    400,055   $    406,867   $      6,812            1.7%
Cost of goods sold ....................................         279,047        295,248         16,201            5.8
Selling, general and administrative expenses ..........          60,824         75,641         14,817           24.4
Depreciation and amortization .........................          15,233         15,459            226            1.5
Interest expense ......................................          30,624         31,753          1,129            3.7
                                                           ------------   ------------   ------------   ------------
Income (loss) before income taxes .....................          14,327        (11,234)       (25,561)        (178.4)
Income taxes ..........................................           3,107          2,635           (472)         (15.2)
                                                           ------------   ------------   ------------   ------------
Net income (loss) .....................................    $     11,220   $    (13,869)  $    (25,089)        (223.6)%
                                                           ============   ============   ============   ============

         Net Sales. Net sales increased from $400.1 million for the nine months ended November 30, 2004 to $406.9 million for the nine months ended November 30, 2005, an increase of $6.8 million, or 1.7%. This growth in net sales occurred in the bathroom sector, with an increase of 2.7%, partly offset by a decrease of 0.6% and 3.6% in the kitchen and spa sectors, respectively.

         Bathroom. Net sales for the bathroom sector increased from $321.1 million for the nine months ended November 30, 2004 to $329.7 million for the nine months ended November 30, 2005, an increase of $8.6 million, or 2.7%. This increase results in part from sales price increases implemented to compensate for increased costs of raw materials. The strength of the Canadian dollar also contributed to the higher net sales.

         Kitchen. Net sales for the kitchen sector decreased from $33.8 million for the nine months ended November 30, 2004 to $33.7 million for the nine months ended November 30, 2005, a decrease of $0.1 million, or 0.6%. This decrease was due to our decision to consolidate our product offering and customer basis toward a more profitable business model.

         Spas. Net sales for the spa sector decreased from $45.1 million for the nine months ended November 30, 2004 to $43.5 million for the nine months ended November 30, 2005, a decrease of $1.6 million, or 3.6%. This decrease was due to weaker market conditions encountered during the nine-month period mainly driven by mixed economic news. Our Canadian operations faced stronger competition from U.S. based manufacturers due to the recent increase in the strength of the Canadian dollar.

         Cost of Goods Sold. Cost of goods sold increased from $279.0 million, or 69.8% of net sales, for the nine months ended November 30, 2004 to $295.2 million, or 72.6% of net sales, for the nine months ended November 30, 2005, an increase of $16.2 million, or 5.8%. This increase was mainly due to an increase in the cost of raw materials, restructuring expenses totaling $0.6 million and the strength of the Canadian dollar.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $60.8 million for the nine months ended November 30, 2004 to $75.6 million for the nine months ended November 30, 2005, an increase of $14.8 million, or 24.4%. Selling, general and administrative expenses as a percentage of net sales increased from 15.2% for the nine months ended November 30, 2004 to 18.6% for the nine months ended November 30, 2005. Selling, general and administrative expenses for the nine months ended November 30, 2005 were impacted by restructuring and non-recurring expenses of $3.1 million compared to $1.4 million for the same period in 2004, offset by a foreign exchange gain and a gain on change in fair market value of derivatives for a total amount of $0.9 million compared to $13.9 million for the same period in 2004. The strength of the Canadian dollar also contributed to $2.8 million of this increase.

         Depreciation and Amortization. Depreciation and amortization increased from $15.2 million for the nine months ended November 30, 2004 to $15.5 million for the nine months ended November 30, 2005, an increase of $0.3 million, or 1.5%.

         Interest Expense. Interest expense increased from $30.6 million for the nine months ended November 30, 2004 to $31.8 million for the nine months ended November 30, 2005, an increase of $1.2 million, or 3.7%. Interest expense as a percentage of net sales increased from 7.7% for the nine months ended November 30, 2004 to 7.8% for the nine months ended November 30, 2005. This increase was due to an increase in the relevant interest rate.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes decreased $25.6 million from $14.3 million for the nine months ended November 30, 2004 to $(11.2) million for the nine months ended November 30, 2005. Income
(loss) before income taxes for the bathroom, kitchen and spa sectors decreased from $13.1 million, $0.5 million and $0.7 million, respectively, for the nine months ended November 30, 2004 to $(6.2) million, $(4.1) million and $(1.0) million, respectively, for the nine months ended November 30, 2005. Income
(loss) before income taxes as a percentage of net sales decreased from 3.6% for the nine months ended November 30, 2004 to (2.8)% for the nine months ended November 30, 2005, principally due to the factors described above.

         Income Taxes. Our tax expense for the nine months ended November 30, 2005 was $2.6 million. Income taxes for such period was calculated at the U.S. combined federal and state income tax rate. As part of our reconciliation of the tax expense to the statutory rate for that period, one major difference accounts for an increase in our income tax expense of $1.1 million and relates to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate since these foreign subsidiaries are in a loss position. Another major difference accounts for an increase of $9.1 million of the valuation allowances against the losses carried forward mainly due to the closure of our Beamsville facility and a decrease of the overall expected profitability. As a result of our corporate financing structure that was established in June 2004, our tax expense was reduced by $1.0 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to a change in the tax jurisdiction of one of our subsidiaries that reduced our tax expense by $0.7 million.

         Our tax expense for the nine months ended November 30, 2004 was $3.1 million. Income taxes for such period was calculated at the U.S. combined federal and state income tax rate. In the previous periods, our financial statements were those of MAAX Inc. and a lower combined federal and provincial Canadian tax rate was in effect. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, one major difference accounts for a decrease in our income tax expense of $0.6 million and relates to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate. As a result of certain tax planning, including our corporate financing structure that was established in June 2004, our tax expense was reduced by $6.3 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to permanent differences on transaction expenses incurred for the acquisition of MAAX Inc. and stock-based compensation that is not deductible for tax purposes.

         Net Income (Loss). Net income (loss) decreased from $11.2 million for the nine months ended November 30, 2004 to a loss of $(13.9) million for the nine months ended November 30, 2005, a decrease of $25.1 million. This decrease was the result of the items described above.

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

         Cash Flows

         Operating Activities

         Cash flows from operating activities during the three months ended November 30, 2005 were $17.0 million. This cash flow comes from a $11.0 million reduction in our working capital due to decreases of our receivables combined with a significant tax refund.

         Cash flows from operating activities during the nine months ended November 30, 2005 were $45.0 million. This cash flow results principally from a reduction in our working capital and from cash gains on our forward exchange contracts.

         Investing Activities

         Cash flows used in investing activities for the three months ended November 30, 2005 were approximately $3.5 million mainly due to additions to property, plant and equipment totaling $1.9 million and additions to other assets totaling $1.7 million.

         Cash flows used in investing activities were approximately $8.8 million for the nine months ended November 30, 2005, mainly due to additions to property, plant and equipment totaling $5.6 million, and to the acquisition of a distribution network in the United Kingdom for a total amount of $1.0 million, partially offset by the proceeds from disposal of property, plant and equipment for an amount of $1.1 million, consisting mainly of vacant land.

         Financing Activities

         Cash flows from financing activities were an outflow of $27.3 million for the three months ended November 30, 2005 representing mainly mandatory and voluntary repayments on our long-term debt.

         Cash flows from financing activities were an outflow of $29.0 million for the nine months ended November 30, 2005 representing mainly mandatory and voluntary repayments on our long-term debt.

         Net Debt Position.

         Net debt, consisting of total debt less cash, amounted to $447.5 million as of November 30, 2005 compared to $467.8 million as of February 28, 2005, for a $20.3 million reduction, due to repayment made during the nine-month period ended November 30, 2005.

         Capital Expenditures

         Capital expenditures, which include additions to property, plant and equipment, intangible assets and in-store displays that are included in other assets, were $3.5 million and $8.5 million for the three and nine months ended November 30, 2005, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Currency Exchange Risk

         We are subject to inherent risks attributable to operating in a global economy. Our practice is to utilize financial instruments to manage foreign currency exchange rate risks when no natural hedge is available. We purchase financial instruments, primarily forward contracts, to reduce foreign exchange volatility. We have entered into forward contracts to sell $42.0 million at a rate of approximately C$1.54 per U.S. dollar in each of fiscal year 2005 and 2006, divided equally by month. We believe that we are fully protected against volatility in our projected net cash flows for fiscal year 2006. We may modify our hedging activities in the future. We view derivative financial instruments as a risk management tool and do not use them for speculative trading purposes. We also continuously pursue operating strategies to create natural hedges to this foreign exchange exposure

         We are exposed to credit loss in the event of non-performance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts.

         Interest Rate Risk

         We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to our senior secured credit facility. We have outstanding a C$100.5 million term loan A facility and a $100.1 million term loan B facility, bearing interest at variable rates. Each quarter point change in interest rates would result in approximately $0.5 million change in interest expense on our term loans. We also have a revolving loan facility which provides for borrowings of up to C$50 million which bear interest at variable rates. We have capped our exposure to variable interest rates with an interest rate agreement that provides a maximum floating LIBOR rate of 6% on a notional amount of $40 million through June 2007. These amounts are in addition to the notes with a fixed interest rate. In addition, in the future, we may enter into interest rate swaps or other derivative financial instruments to reduce interest rate volatility.

         Commodity Price Risk

         We require a regular supply of resins, gel coats, fiberglass, acrylic, high impact polystyrene, aluminum, steel, tempered glass, wood and particleboard, fuel, pumps, accessories and packaging materials. We purchase resins from various suppliers in both Canada and the U.S. Resins and gel coats are used to manufacture thermoplastic injected components. Fiberglass is purchased from various suppliers. One manufacturer supplies us with acrylic sheets and another with high impact polystyrene sheets. There are multiple suppliers of pumps, which are manufactured in the U.S., Mexico and China. Aluminum, steel and tempered glass are purchased from Canadian, U.S. and Asian suppliers. Wood is purchased primarily from local suppliers. Packaging materials are supplied locally.

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

Item 4.  Controls and Procedures

         As of the end of the fiscal quarter ended November 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

         There have been no significant changes to our internal controls over financial reporting or in other factors that could significantly affect internal controls during the fiscal quarter ended November 30, 2005. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                         PART II. -- OTHER INFORMATION

Item 6.  Exhibits

         (a)      Exhibits

10.1     --       Amendment No. 5 to the Credit and Guaranty Agreement, dated as of November 14, 2005, among MAAX Corporation, Beauceland
                  Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman
                  Sachs Credit Partners L.P., Royal Bank of Canada and Merrill
                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, as agents and arrangers (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on November 16, 2005).

31(i).1  --       Chief Executive Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31(i).2  --       Chief Financial Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1     --       Chief Executive Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     --       Chief Financial Officer's Certification pursuant to 18 U.S.C.
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

Date: January 12, 2006

Exhibits

10.1     --       Amendment No. 5 to the Credit and Guaranty Agreement, dated as of November 14, 2005, among MAAX Corporation, Beauceland
                  Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman
                  Sachs Credit Partners L.P., Royal Bank of Canada and Merrill
                  Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, as agents and arrangers (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed on November 16, 2005).

31(i).1  --       Chief Executive Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31(i).2  --       Chief Financial Officer's Certification pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1     --       Chief Executive Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     --       Chief Financial Officer's Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.