Form 10-K
period 2006-02-28
MAAX Holdings, Inc.
filed 2006-05-30
CIK 1327046

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________


                                    Form 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to


                        Commission file number 333-125251


                               MAAX Holdings, Inc.
             (Exact name of registrant as specified in its charter)


                 Delaware                                   41-2158731
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)


                             9224 73rd Avenue North
                         Brooklyn Park, Minnesota 55428
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (800) 328-2531


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of May 15, 2006, the Company had 2,570,469 shares of common stock, voting, par value $0.01 per share and 300,000 shares of class A common stock, voting, par value $0.01 outstanding.

                   Documents Incorporated by Reference: None.

================================================================================

Special Note Regarding Forward-Looking Statements

         This Annual Report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Discussions containing such forward-looking statements may be found throughout this report, including, without limitation, in Items 1, 6, 7, 7A and 8. Words such as, but not limited to, "believe," "expect," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could" and similar expressions or phrases identify forward-looking statements.

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

         o        the availability and price of raw materials;

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

         All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

         See "Item 1A. Risk Factors" for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

Industry Information

         Information regarding industry data, such as compound annual growth rates, or CAGRs, in this Annual Report consists of estimates based on data and reports compiled by industry professional organizations (including The Freedonia Group, Inc., Plumbing Fixtures & Fittings (Industry Study 2045), April 2006 and the Kitchen Cabinet Manufacturers Association) and our management's knowledge of our business and markets.

         We take responsibility for compiling and extracting, but we have not independently verified, market and industry data provided by third parties or by industry or general publications, and we take no further responsibility for this data. Similarly, while we believe our internal estimates are reliable, our estimates have not been verified by any independent sources, and we cannot assure you as to their accuracy.

PART I

Item 1.  Business

Overview

         All references to "we," "us," "our," "our company," and "the Company" refer to MAAX Holdings, Inc. and its consolidated subsidiaries, and "MAAX Holdings" refers only to MAAX Holdings, Inc. and not to any of its subsidiaries, unless otherwise expressly stated or the context otherwise requires. References to "fiscal year" refer to the results of operations for the 12-month period ended February 28 or 29 of the applicable year. In this Annual Report on Form 10-K, except where we indicate otherwise, all dollar amounts are expressed in U.S. dollars, references to "$" or "dollars" are to U.S. dollars and references to "C$" and "Canadian dollars" are to Canadian dollars. References to "organic revenue growth" are adjusted for certain adjustments as described in the description of net sales in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and do not include results of acquisitions made by us for the fiscal year in which the acquisition occurred and for the first full fiscal year thereafter.

                          Our Holding Company Structure

         MAAX Holdings is a holding company with no income from operations or material assets other than ownership of Beauceland Corporation, or Beauceland. MAAX Holdings operates its business through and receives all of its income from Beauceland, MAAX Corporation and MAAX Corporation's subsidiaries.

         On March 10, 2004, certain entities formed by J.W. Childs Equity Partners III, L.P. and certain of its affiliates, or JWC Fund III, Perseis Private Equity Limited Partnership, formerly Borealis Private Equity Limited Partnership, and Perseis (QLP) Private Equity Limited Partnership, formerly Borealis (QLP) Private Equity Limited Partnership, or Perseis, and Ontario Municipal Employees Retirement Board, or OMERS, which we refer to collectively as our Sponsors, entered into a merger agreement to acquire MAAX Inc. and its subsidiaries. On June 4, 2004, concurrently with the consummation of the transactions contemplated by the merger agreement, our Sponsors, certain consultants and members of our management invested approximately $133.7 million in cash in MAAX Holdings, which investment was contributed as common equity to MAAX Corporation. In addition, certain members of our management exchanged a portion of their MAAX Inc. stock options into stock options of MAAX Holdings with a fair value on June 4, 2004 of approximately $2.7 million, including a one-time option grant to Mr. Andre Heroux, our President and Chief Executive Officer, to purchase shares of MAAX Holdings' series A preferred stock.

         In connection with these transactions, on June 4, 2004, our subsidiary, MAAX Corporation, entered into a senior secured credit facility, which we refer to in this report as MAAX Corporation's senior secured credit facility. On the same date, MAAX Corporation consummated the offering of $150 million aggregate principal amount of 9.75% senior subordinated notes due 2012, which we refer to in this report as MAAX Corporation's senior subordinated notes, and refinanced substantially all indebtedness of MAAX Inc. and its subsidiaries. Throughout this report, we refer to the transactions that occurred on June 4, 2004 as the June 2004 Transactions.

         On December 10, 2004, in connection with the consummation by MAAX Holdings of the offering of $170,689,000 principal amount at maturity of 11.25% senior discount notes due 2012, which we refer to in this report as the senior discount notes, MAAX Holdings repurchased shares of its common stock and redeemed or canceled certain outstanding options to acquire shares of its common stock, which transactions we refer to throughout this report as the December 2004 Transactions.

         MAAX Holdings, Inc. was incorporated in the State of Delaware on March 4, 2004. Our principal executive offices are located at 9224 73rd Avenue North, Brooklyn Park, Minnesota 55428, and our telephone number is (800) 328-2531.

General

         We are a leading North American manufacturer and distributor of bathroom fixtures, with the number one market share in Canada and the number three market share in the U.S. within the bathtub and shower fixtures market. We sell a broad range of bathroom fixture products, including acrylic, gelcoat and thermoplastic bathtubs, showers, whirlpools and bathtub/shower surrounds, as well as shower doors and medicine cabinets. By leveraging our relationships with our bathroom customers, we have also emerged as a leading manufacturer of spas in North America and have a growing presence in the semi-custom kitchen cabinetry market. Founded in 1970, we focus on marketing stylish, innovative products at mid- to high-end retail price points primarily under the MAAX(R) brand name. Through our extensive manufacturing footprint and unique multi-channel distribution strategy, we estimate that we currently serve over 2,900 customers.

         We compete in the largest and fastest growing major segment of the plumbing fixtures industry. We focus almost exclusively on the residential housing market, in which approximately 79% of total U.S. bathtub and shower sales in 2005 were generated. Bathroom remodeling, our particular focus, is one of the most common residential remodeling projects. Demand for bathtubs and showers for use in residential repair and improvement accounted for 60% of the total U.S. bathtubs and showers sales in 2005, as opposed to 40% for new housing demand. We target our bathroom products primarily at the bathtub and shower fixtures market, which is expected to grow in the U.S. at CAGR of 3.9% from 2005 to 2015, as compared to 2.5% for sinks, toilets and other plumbing fixture products. Our bathtubs and showers are manufactured primarily from acrylic and gelcoat, which are the most common and fastest growing bathroom fixture materials due to their durability, appearance, value and relative ease of installation. U.S. sales of acrylic and fiberglass gelcoat bathtubs grew at a CAGR of 6.8%, from 1995 to 2005, and are expected to grow at a CAGR of 3.5% from 2005 to 2015, as compared to a CAGR of 1.8% for bathtubs manufactured from enameled cast iron, enameled steel and other materials from 2005 to 2015. We are also active on the fast growing kitchen remodeling segment. Sales in the U.S. of semi-custom kitchen cabinets, the niche in which we compete, grew at a CAGR of 6.9% from 1993 to 2003. From 2004 to 2005, semi-custom cabinet sales were up 14.6% in the U.S. and Canada.

         We sell our products through a diverse set of distribution channels across the U.S. and Canada, including wholesalers, showrooms, specialty retailers and home centers. In fiscal year 2006, approximately 53% of our net sales were to wholesalers, approximately 32% were to retailers and approximately 15% were to specialty retailers. In each of our distribution channels we sell a distinct set of sub-brands differentiated by styles, features and price points. Our multi-channel distribution network, complemented by our disciplined channel-specific product offering, allows us to operate under a unique go-to-market strategy. We believe this strategy has enabled us to maximize our profits as well as those of our customers, which in turn has further strengthened our customer relationships.

         As of February 28, 2006, we operated 21 strategically located manufacturing facilities, including 13 in the U.S., seven in Canada and one in the Netherlands. This makes us one of only two manufacturers of acrylic and gelcoat bathroom products with a footprint that extends across North America. We believe that our extensive North American footprint gives us a significant advantage vis-a-vis our other competitors by enabling us to service both national and regional customers while reducing delivery times, lowering inventory investment, decreasing shipping costs and enhancing customer service.

         We have experienced significant growth, both internally and through acquisitions. Since 1993, we have completed 15 acquisitions. Our largest acquisition was Aker Plastics Company, Inc., or Aker, which we acquired in October 2002 for $80.4 million. At the time of the acquisition, Aker was reportedly the third largest manufacturer of gelcoat bathroom products in the U.S., focused exclusively on the wholesaler and showroom channels. This acquisition enhanced our growing market position in the U.S. by allowing us to solidify our relationships in the higher margin wholesaler and showroom channels and expand our U.S. manufacturing and distribution capabilities.

         The following table provides a brief overview of the products, distribution channels and brands.

                         Fiscal 2006
                      Combined Net Sales          Distribution
Product Category        (% of Total)                Channels              Brands By Channel
-----------------     -------------------      -----------------      -----------------------------
Bathroom                 $425 million             Wholesalers           MAAX Aker(R), MAAX Barrier
                         (81)%                                          Free(TM), MAAX Villa(R)
                                                  Showrooms             MAAX Collection(R), MAAX
                                                                        Pearl(R), MAAX(R) Tub & Shower
                                                                        Doors, Shower Walls & Bases,
                                                                        MAAX(R) Medicine Cabinets
                                                  Home Centers          Advanta by MAAX(R), Keystone
                                                                        by MAAX(R), Premium by MAAX(R)
                                                  Europe                Saninova(R) by MAAX

Cabinetry                $44 million              Kitchen Dealers       MAAX Collection(R)
                         (9)%
                                                  Home Centers          Expressive Kitchen and
                                                                        Vanity (TM), Instant Kitchen
                                                                        and Vanities(TM), Express Plus
                                                                        Kitchen(TM)

Spas                     $54 million              Specialty Retailers   Coleman Spas(R), Elite Spas(R)
                         (10)%                                          by MAAX, MAAX Collection(R),
                                                                        California Cooperage(R)
                                                  Home Centers          Nahanni(R) Spas

Industry Overview

Plumbing Fixtures Industry

         The U.S. plumbing fixtures industry, which is comprised of bathtubs, showers, sinks, toilets and other fixtures, grew at a CAGR of 5.6% from 1995 to 2005. The bathtub and shower segment of the plumbing fixtures market, the segment in which we primarily compete, is the largest and fastest growing major segment of the market in terms of sales. In 2005, this segment generated approximately $2.2 billion of sales, or 44% of total plumbing fixture sales, in the U.S. The U.S. bathtub and shower fixtures market grew at a 7.2% CAGR from 1995 to 2005 and is expected to grow at a 3.9% CAGR from 2005 to 2015, as compared to 2.5% for sinks, toilets and other plumbing fixture products for the 2005 through 2015 period. Within the U.S. bathtub market, the fastest growing segments by material have been acrylic and gelcoat, the product categories in which we compete. Acrylic and fiberglass gelcoat bathtubs grew at a 6.8% CAGR, from 1995 to 2005, and are expected to grow at a CAGR of 3.5% from 2005 to 2015, as compared to a CAGR of 1.8% for bathtubs manufactured from enameled cast iron, enameled steel and other materials from 2003 to 2013. We estimate that the Canadian bathroom fixtures industry is approximately 10% of the size of the U.S. industry and has experienced similar trends.

Cabinetry Industry

         The U.S. cabinetry industry grew at a CAGR of 6.9% from $7.1 billion of sales in 1995 to $12.1 billion in 2003. The U.S. cabinetry industry is expected to experience similar attractive growth in the future fueled by an increasing demand for larger remodeled kitchens, with an estimated CAGR of 6.7% from 2003 sales to projected sales of $16.7 billion in 2008. U.S. sales of semi-custom kitchen cabinetry, the market in which we primarily compete, grew at a CAGR of 6.9% from $1.0 billion of sales in 1993 to $2.0 billion in 2003. The semi-custom cabinet market is expected to grow at a CAGR of 6.9% from 2003 to 2008.

Spa Industry

         According to our estimates, the combined U.S. and Canadian spa industry had approximately $1.8 billion of sales in 2004, up from $1.0 billion in 1998, representing a CAGR of approximately 10.3%. In 2005, the industry experienced a decline in sales due in part to a decrease in consumer discretionary spending and poor weather conditions in some regions. We expect consumer trends and demographics to restore growth to the spa industry in coming years.

General Industry Drivers

         The broad drivers of demand for the plumbing fixture and kitchen cabinetry industries in the U.S. and Canada include consumer confidence, availability of credit, housing sales, new housing starts and general economic cycles. Historically, demand for remodeling products has typically been less sensitive to these factors than new home construction. Demand for bathroom and kitchen remodeling and new construction projects is driven by a number of favorable trends, including (1) the increasing size of new U.S. homes, from an average of 1,785 square feet in 1985 to an average of 2,425 square feet in 2005 for single-family housing, and the trend towards a greater number of bathrooms per home and increased kitchen size; (2) the aging of the domestic housing stock, with the median home age in the U.S. increasing from 23 years in 1985 to more than 30 years in 2005; and (3) the overall growth in disposable income among the aging baby boomer population that favors "cocooning" at home, which is a trend that also drives spending on home renovations and demand for new spa purchases.

Our Competitive Strengths

         We believe that our competitive strengths include the following:

Leading Market Positions

         We estimate that we are the number one manufacturer and distributor of bathtubs and showers in Canada and the third largest in the U.S. In the combined U.S. and Canadian bathtub and shower fixtures market, we estimate that our market share for our core product categories (bathtubs, whirlpools, showers and bathtub/shower surrounds) was approximately 15% in fiscal year 2006. Based on our estimates, this would make us the second largest player in our product categories in a generally fragmented industry. In Canada, we estimate having a current market share of approximately 40% in our core product categories. We are also a leading North American spa producer.

         We believe that we face limited exposure to imports due to the high shipping costs associated with the bulky dimensions of our products, the short lead times demanded by our customers, the semi-custom nature of our products and the relatively low domestic labor content associated with their production. Furthermore, as a result of environmental legislation, new permits to produce gelcoat and acrylic products have become increasingly difficult to obtain, thus benefiting established gelcoat and acrylic bathtub manufacturers such as our company.

Positioned in Attractive Market Segments

         We focus almost exclusively on the residential housing market, in which approximately 72% of total U.S. plumbing fixture sales in 2005 were generated. Historically, a majority of industry-wide sales have been generated from the remodeling market, which has generally been the most stable segment of the residential housing market. In this respect, we believe that our sales are generally consistent with those of the industry and, as a result, we believe our sales are more resistant to economic swings and cycles than sales associated with new home construction. Our products are primarily in the bathtub and shower fixtures category, which is expected to grow in the U.S. at a CAGR of 3.9% from 2005 to 2015, as compared to 2.5% for sinks, toilets and other plumbing fixture products. Specifically, our products compete in the acrylic and gelcoat bathtub and shower fixtures segments. Acrylic and fiberglass gelcoat bathtub sales are expected to grow at a CAGR of 3.5% from 2005 to 2015, as compared to a CAGR of 1.8% for enameled cast iron, enameled steel and other bathtub materials over the same period.

North American Manufacturing Footprint and Strong Focus on Logistics

         With 18 manufacturing facilities strategically located in the U.S. and Canada that produce our bathroom products, we are one of only two manufacturers capable of producing both acrylic and gelcoat bathroom fixture products across North America. Given the fragmented nature of the bathroom fixtures industry, our broad footprint allows us the opportunity to compete and gain share from regional players by leveraging our scale and established relationships with our larger customer accounts in the U.S. and Canada. With such a broad footprint, we are also able to optimize our logistics. Because of the bulky nature of our products, transportation costs (approximately 7.4% of our gross sales in fiscal year 2006) and delivery times are important factors that affect profitability, pricing and customer service. As a result, we operate under a "circle of profitability" philosophy, whereby the parameters for distribution are determined by the distance and resulting freight costs involved, as well as the dimensions of the particular product being shipped. We believe our emphasis on logistics, our just-in-time manufacturing strategy and our footprint across North America enable us to lower shipping costs, reduce required inventory investment and increase the quality and consistency of our service.

Broad, Innovative Product Offering

         We manufacture and distribute a broad range of bathroom fixtures, cabinetry products and spa, including the widest offering of bathtubs, whirlpools and showers in the industry. We believe we have differentiated ourselves from our competitors by introducing products with attractive and distinctive features, including a strong focus on quality, comfort and ergonomic design. This emphasis is reflected in such products as the Moonlight(R) bathtub, the Stamina(R) shower, Signature Series by Jean-Claude Poitras(TM) kitchen cabinets, Opulence(TM) shower doors and medicine cabinets, and MAAXIM Series(TM) spas with powerful jets. In addition, our ability to consistently develop new, innovative products has enabled us to both strengthen our product line in existing categories and enter new business segments. Examples of unique product innovations include the only True Whirlpool(R) bathtub, the Galvalume(R) Steel sub structure, and an Integrated Energizing System for our high-end shower line. To ensure that these new products meet customer needs and internal profitability thresholds under our new product development initiative, teams of product managers, designers, engineers, sales managers and communication specialists track a project from idea to market. In addition, our research and development department runs one of the few laboratories in North America that is Underwriters Laboratories Inc., or UL(R), compliant, which allows for in-house testing under UL(R) and thus enables product introductions within a shorter timeframe than many of our competitors can achieve.

Multi-Channel Distribution Network Complemented by a Channel-Specific Product Offering

         With respect to our bathroom operating segment, our broad distribution network of over 2,300 customers encompasses wholesalers (approximately 65% of net sales in fiscal year 2006) and retailers (approximately 35% of net sales in fiscal year 2006). Sales to our extensive wholesaler and showroom distribution network for our bathroom operating segment, including companies such as Ferguson (Wolseley) and EMCO, are driven by our diverse, high quality product offerings and our commitment to customer service. Our home center channel for our bathroom operating segment, which includes such customers as Home Depot and Menards, thrives on a broad product offering that features style, affordability and ease of installation. Each of our distribution channels for our bathroom operating segment is targeted with distinct sub-brands and high quality, value-added products at appropriate price points. By offering a differentiated set of products to wholesalers and showrooms, we enable our customers to enjoy higher margins since their customers cannot readily compare products among wholesalers and showrooms. This has helped us build strong customer loyalty. As testament to this strategy, our relationships with each of our top 10 customers average a decade or more, with some, including our relationship with Home Depot, extending more than 15 years. Our relationships with our top 10 Canadian customers average over 20 years, and these customers represent approximately 76% of our Canadian sales annually. Our relationships with our top 10 U.S. customers average over 15 years, and these customers represent approximately 41% of our U.S. sales annually.

Demonstrated Growth and Cash Flow Generation

         We have demonstrated consistently strong growth in revenue. Over the past three fiscal years, net sales have grown at a CAGR of 2.3%. With generally low working capital requirements, we expect to continue generating positive cash flow that can be used to service debt. In addition, we invested over $137 million in our three business lines in the form of capital expenditures from 1998 to 2006.

Experienced and Committed Management Team

         We have built a strong, results-oriented and talented senior management team. Our management is led by Andre Heroux, President and Chief Executive Officer. Mr. Heroux joined MAAX Inc. in 1999 as Vice President, Operations and was promoted to Chief Operating Officer later that year. He became our President and Chief Executive Officer in 2001. Our management team is comprised of senior managers with many years of experience building the business, augmented by highly qualified personnel who have been recruited selectively in recent years to strengthen the team. Management has a strong track record of execution, including transforming our company into a market-driven organization that is focused on developing new opportunities for increased cash flow generation and growth. Furthermore, our management team owns approximately 8.0% of our equity interests, including fully vested options and certain options granted to Mr. Heroux, with the opportunity to significantly increase this ownership stake through MAAX Holdings' stock option plan.

Our Strategy

Increase Market Share and Improve Product Mix

         We seek to increase our market share across all of our geographic markets. With an estimated current market share of approximately 40% in our core product categories in Canada, we intend to continue as the market leader by leveraging our brand and scale. In North America, we intend to grow our share by
(1) leveraging our experience and deep relationships in the Canadian market, (2) utilizing our recently expanded wholesale and showroom distribution platform, our extensive manufacturing footprint and our national sales capabilities in the U.S. and Canada to increase sales of our higher end products, and (3) continuing to enhance our customer service capabilities by using our large fleet of trucks and our just-in-time manufacturing strategy to improve delivery times and overall customer satisfaction. In addition, we seek to improve our product mix by continuing to develop innovative, value-added and high margin products for our customers. Finally, we recently completed our "One-Stop-Shop" approach in Canada, which enables customers to order a full bathroom product line from one distribution center location with a single purchase order, delivery and invoice. In the U.S., we are gradually implementing the same "One-Stop-Shop" approach and we expect it to be completed in 2008. This unique system is expected to provide our customers with cost savings and improved efficiency, and increase our market share.

Continue to Pursue Operational Efficiencies and Maintain Low Cost Base

         We intend to continue to pursue operational efficiencies by leveraging the enhanced scale provided by our past acquisitions, which has already led to improved purchasing terms, greater sourcing of less expensive foreign raw materials and increased use of automation and robotics for certain manufacturing facilities. Under our Quality Control Program, we have implemented a structure to standardize the procedures for each of our product lines in accordance with the standards established for each of our distribution networks. By increasing uniformity and adherence to best practices at each production facility, we have already achieved an improvement in our gross margins and intend to realize further improvement.

         Helping to guide these efforts is Arthur Byrne, our non-executive Chairman of the Board and an Operating Partner of J.W. Childs Associates, L.P., who is a renowned expert in lean manufacturing.

Leverage MAAX(R) Brand

         We have adopted a master branding strategy based on the MAAX(R) name and its reputation for high quality, innovation and style. We have focused on creating a recognizable "brand name" that serves as an umbrella for a variety of sub-brands within each of our product lines and each distribution network that caters to specific consumer preferences. As part of this initiative, certain brands have been eliminated and our overall product offering has been streamlined to better target and penetrate our core market segments. We aim to further leverage the strength of the MAAX(R) brand to sell our products in new markets and facilitate new product introductions.

Grow Profitably Through Selective Acquisitions

         Given the fragmented nature of the markets in which we operate, as well as our proven track record of integrating businesses, we may continue to supplement our internal growth with selective strategic acquisitions. An area of focus may be expansion of our bathroom product line into certain geographic regions in the U.S. and Canada, enabling us to pursue further opportunities to build scale.

Bathroom Products

         Our bathroom products include bathtubs, showers, whirlpools and bathtub/shower surrounds as well as bathtub and shower doors and bathroom furniture, including medicine cabinets and mirrors. These bathroom fixture products are positioned primarily towards the mid- to high-end of the market. Our bathtubs and showers are available with air jets, whirlpool massage systems and/or steam systems. Other available features include the patented Thermo-Acoustic system, which reduces noise and vibration normally associated with bathing massage systems, and the Audiomax(R) music system.

         Our bathtub, shower and whirlpool product lines are manufactured using acrylic, gelcoat or thermoplastic products. Our whirlpool massage systems are factory assembled with most parts supplied by third parties. Our bathtub and shower doors are manufactured using tempered glass and aluminum, the majority of which are being imported from sources in China. Our medicine cabinets are made from aluminum, mirrors and glass and our bathroom furniture is manufactured using the same raw materials as our cabinetry products, as described below. As part of our recent streamlining initiative towards a single MAAX-focused branding strategy, all of our bathroom fixture products are sold under the MAAX(R) brand name, with sub-brands supporting the particular products sold to customers within each distribution network. See "-- Sales, Marketing and Distribution" for a full list of bathroom fixture brand names.

Cabinetry

         Our cabinetry products are primarily "semi-custom" and produced on a "made-to-order," "just-in-time" basis using wood and particleboard. Significant price differentiation is evidenced by the price of "stock" cabinets, which can cost as little as one-third of the cost of "semi-custom" products. "Semi-custom" products have a broader selection of door and drawer styles, sizes, finishes and accessories than "stock" cabinets, while fully "customized" cabinetry is made to customer specifications. Cabinets are also divided into face frame and frameless categories across all levels of customization. Face frame cabinets, which are more common in the U.S. market, have door hinges attached to a rectangular frame in front of the cabinet box. On frameless cabinets, the focus of our business, the door hinges are mounted inside the cabinet box. Frameless cabinets, which are generally considered to be more European in style, are popular in Canada and primarily serve a niche, high-end market in the U.S. Frameless cabinets have shorter lead times for production than face frame cabinets. Our cabinet products are marketed as mid- to higher-end "semi-custom" kitchen cabinets and bathroom vanities.

Spas

         Our spa products category encompasses all operations related to the manufacture of spas and uses similar raw materials as our bathroom products. Our spa products are marketed under the names Coleman Spas(R), Elite Spas(R) by MAAX, Nahanni(R) Spas, MAAX Collection(R) and California Cooperage(R). The Coleman Spas(R) line consists of mid- to high-end products produced by us under a license from The Coleman Company Inc. for the use of the trademark Coleman(R) and certain other trademarks. The Elite Spas(R) by MAAX brand consists of low- to high-priced spas, the Nahanni(R) Spas brand consists of low-to mid-priced spas and the California Cooperage(R) brand is comprised of low-priced spas.


                                                       Net Sales Product Category (1)

                                                          Combined Periods from
                                                         March 1, 2004 to June 3,
                                                         2004 and June 4, 2004 to
                     Fiscal Year Ended 2004                   February 28, 2005                   Fiscal Year Ended 2006
              ------------------------------------   ------------------------------------   -------------------------------------
                  U.S.       Canada      Overseas       U.S.        Canada      Overseas        U.S.      Canada        Overseas
              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------
                                                         (dollars in millions)
Bathroom .... $    274.5   $    104.5   $     16.0   $    271.8   $    122.4   $     18.9   $    280.9   $    127.6    $     16.7
Cabinetry ...       28.1         12.0           --         30.0         13.3           --         26.4         17.3            --
Spas ........       39.7         13.2          1.0         37.1         16.9          2.1         35.5         15.8           2.6
              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------
    Total ... $    342.3   $    129.7   $     17.0   $    338.9   $    152.6   $     21.3   $    342.8   $    160.7   $      19.3
              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========   ===========

(1) Net sales by product category and geographic regions set forth above are based on management's calculations derived from our audited financial statements.

Manufacturing

         Our manufacturing strategy is based on parameters for distribution, which are determined by the shipping distance, freight costs and the product being shipped. We operate 13 plants in the U.S., seven plants in Canada and one plant in the Netherlands. The Aker acquisition provided us with additional flexibility to reallocate production according to demand, thereby enabling us to improve reaction and delivery times, while reducing freight costs. Further, to satisfy demand for value-added products from Aker's wholesale distribution network, we converted two of our existing manufacturing facilities to produce Aker products under the MAAX Aker(R) name.

         We have also adopted other manufacturing strategies, including increased plant automation and robotics, cost-effective foreign sourcing of certain raw materials and a quality control program designed to ensure product and process standardization for each of our product lines and all distribution networks. In addition, we have implemented in Canada and are in the process of implementing in the U.S. a management network utilizing the SAP(R) management information system for our bathroom products. By increasing uniformity and adherence to our set standards at each production facility, we believe we will increasingly be able to produce uniform products from the various plants and continue to realize improved gross margins per plant.

         Critical to the manufacture of high quality products is the collaboration of our research and development team with external suppliers to develop raw materials with characteristics yielding products meeting the highest standards of resistance, durability and finish. Raw materials required to manufacture our products include resin, polyester, fiberglass, acrylic, high impact polystyrene, Acrylonitrile Butadiene Styrene, or ABS, plastic, thermoplastic, aluminum, steel, tempered glass, wood and particleboard, pumps, accessories and packaging materials. We purchase resin and polyester from various suppliers in both Canada and the U.S. Fiberglass is purchased from different suppliers in North America and Asia. Three manufacturers supply us with acrylic and other thermoformable sheets. There are multiple suppliers of pumps used, which are manufactured in North America and Asia. Aluminum, steel and tempered glass are purchased from Canadian, U.S. and Asian suppliers. Wood is purchased primarily from local suppliers. Packaging materials are supplied locally.

Sales, Marketing and Distribution

         The marketing and sales teams within each of our three business categories focus on specified distribution networks and MAAX sub-brands.

         Our bathroom products are distributed to customers through three distribution networks -- wholesalers, showrooms and home centers. The customers in these three distribution networks tend to demand a different yet overlapping selection of our products, which are marketed under 11 different MAAX(R) sub-brands to target the particular customer segment.


                          Product and Customer Summary

                                                     Distribution
                                                     Channels/
  MAAX Sub-Brand              Products               Customers             Positioning
------------------------  ---------------------   ---------------------  ------------------
MAAX COLLECTION(R)......  Bathtubs, showers,      Wholesalers with        High-end bathroom
                          whirlpool and shower    showrooms and           solutions for
                          systems                 independent showrooms   professional
                                                                          remodeling

MAAX PEARL(R)...........  Whirlpool bathtubs      Wholesalers with        Wellness bathware
                          and shower systems      showrooms and           for active people
                                                  independent showrooms

MAAX BARRIER FREE.......  Specialty showers and   Wholesalers,            Solution for
                          tub showers for the     contractors, building   physically
                          physically challenged.  contractors             challenged people

MAAX AKER(R)............  Bathtubs, showers,      Wholesalers,            Premium builder
                          tub showers,            contractors, building   line for new home
                          whirlpool tubs, air     contractors             construction
                          pools (acrylic and
                          gelcoat)

MAAX VILLA(R)...........  Bathtubs, showers,      Wholesalers,            Competitive builder
                          tub showers,            contractors, building   line for new home
                          whirlpool tubs          contractors             construction
                          (acrylic and gelcoat)

MAAX(R) Tub & Shower      Tub doors, shower       Wholesalers with        Mid- to high-end
Doors, Shower Walls &     doors, shower walls     showrooms and
Bases...................  and bases               independent
                                                  showrooms, glass shops

MAAX(R) Medicine          Medicine cabinets,      Wholesalers with        Mid- to high-end
Cabinets................  mirrors, lights         showrooms and
                                                  independent showrooms

Premium by MAAX(R)......  Bathtubs, showers,      Home Depot              Do It Yourself
                          whirlpools, tub                                 Renovation
                          surrounds, shower
                          kits, laundry tubs

Advanta by MAAX(R)......  Bathtubs, showers,      Home centers other      Do It Yourself
                          whirlpools, tub         than Home Depot         Renovation
                          surrounds, shower
                          kits, laundry tubs

Keystone by MAAX(R).....  Shower doors and        Home Depot and          Do It Yourself
                          medicine cabinets       builders                Renovation
                                                  (approximately 10% of
                                                  Keystone sales)

SANINOVA(R) by MAAX.....  Whirlpools, steam       Showrooms, original     Do It Yourself
                          cabins, shower bases    equipment               Renovation
                                                  manufacturers (in
                                                  Europe only)

         In the U.S. we are currently focused on the implementation of a "One-Stop-Shop" supply chain approach for bathroom customers in each of our distribution channels, a process that has already been implemented in Canada. This entails implementing a logistics and inventory management system that will provide customers with the ability to order multiple products from one distribution center location with a single purchase order, delivery and invoice. Our U.S. sales force is being realigned with a national orientation and our sales force in Canada has been trained to offer our complete product offering.

         An ongoing initiative is to augment Aker's gelcoat products with our acrylic lines to create a MAAX Aker(R) wholesale brand in the U.S. for distribution through Aker's wholesale and showroom network. Aker's top tier wholesale network is being utilized to sell our higher margin product categories, such as MAAX Collection(R) bathtub units, MAAX Pearl(R) whirlpools, MAAX(R) shower doors and MAAX(R) medicine cabinets and provides us with a cross-selling opportunity.

         To enhance our market coverage and leverage our brand equity, we market our cabinet products under various brand names. Four of our major brands are MAAX Collection(R), Expressive Kitchen and Vanity (TM), Instant Kitchen and

Vanities(TM) and Express Plus Kitchen(TM). The MAAX Collection(R) products are sold to kitchen dealers. The Expressive Kitchen and Vanity(TM) and Instant Kitchen and Vanities(TM) lines are sold to Home Depot in Canada and Express Plus Kitchen(TM) brand is sold to other home centers in Canada. In fiscal year ended February 28, 2006, 57% of our sales were to specialty kitchen cabinet distributors, kitchen dealers and building contractors for large commercial projects and the balance of our cabinetry products were sold to home centers, including Home Depot in Canada, Rona and Reno Depot.

         Our spa products are marketed under our Coleman Spas(R) by MAAX, Elite Spas(R) by MAAX, Nahanni(TM) Spas and Savannah Spas(R) brand names and primarily distributed through a network of spa and pool retailers and home improvement centers. Coleman Spas(R) by MAAX are sold through backyard, pool and spa specialty retailers in the U.S., Canada and Europe. The Elite Spas(R) by MAAX sub-brand is distributed to backyard, pool and spa specialty stores and showrooms throughout North America. Primary customers of this brand are Spa Depot in the U.S. and Club Piscine and Pioneer Pools in Canada. Nahanni(TM) Spas are also sold through Home Depot in Canada and are targeted toward first-time and price conscious spa purchasers.

         Our spas business, and to a lesser extent, our other businesses experience seasonal business swings, which correspond to the North American seasons. Unusually prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns could delay or halt renovation and construction activity. Generally, sales in each of the first three quarters of our fiscal year generate a significantly greater percentage of our total annual sales as compared to the fourth quarter of our fiscal year. This seasonality requires that we manage our cash flows over the course of the year.

         Our marketing unit is comprised of approximately 30 employees. Individual marketing teams within the marketing unit prepare and review annual marketing plans by channel of distribution with objectives and an action plan for each brand. Each team operates autonomously with support from corporate marketing, which assists in defining our global marketing strategies and direction. Each marketing team oversees market analysis, sector strategies and new product planning, and develops sales programs and monitors profitability with our sales force.

         In conjunction with our brand consolidation initiative, we have completed a consolidation of our sales force to provide national sales coverage in the U.S. and Canada through our own sales force and a combination of external agency sales representatives. Our sales representatives have been placed in most key regions in the U.S. and Canada, based on customer demand, and have been trained to market to their customers our full product offering. Business plans are prepared by region, distribution network and major customer.

         Our products are sold by our sales force or by external agency sales representatives, depending upon the region of distribution. We distribute our products through our own sales force in most provinces of Canada. In the U.S., sales agencies are used within each of the business sectors. Generally, these sales agencies employ five to ten representatives, each of whom is responsible for covering two or three states. These sales agencies are not permitted to sell products that compete directly with our products.

        Sales Force Breakdown by Product Category as of February 28, 2006

                                    Bathroom   Cabinetry     Spa
                                    --------   ---------    -----
         MAAX Sales Managers           18          3          7
      MAAX Sales Representatives       30          11         5
      Independent Sales Agencies       49          9          6
          Independent Agency
           Representatives             355         19         2


         Our sales representatives are compensated through a base salary and potential bonus, based upon achievement of certain sales growth, product mix and margin targets. Sales agency representatives receive commission-based compensation.

Raw Materials and Suppliers

         We purchase a broad range of raw materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include resin, fiberglass, acrylic, high impact polystyrene, ABS plastic, thermoplastic, aluminum, steel, tempered glass, wood and particleboard, pumps, accessories and packaging materials. Our policy is to maintain, wherever possible, alternate sources of supply for our important raw materials and components and, consequently, we are not dependent on a single supply source for any raw material or component. The raw materials and components required for our manufacturing operations have been generally readily available.

Competition

Bathroom

         We are a leading player in the North American bathtub and shower segment, with a leadership position in the Canadian market and a number three position in the U.S. In the combined U.S. and Canadian bathtub and shower fixtures market, we estimate that our market share for our core product categories (bathtubs, whirlpools, showers and bathtub/shower surrounds) was approximately 15% in fiscal year 2006. This made us the second largest player in these product categories in a generally fragmented industry. Our share of fiscal year 2006 Canadian sales in our core product categories is estimated to be approximately 40%. Our market shares are higher in the geographic regions where we have had a longer historical presence.

         We compete against a large number of companies in the bathroom industry including several multinationals, such as Kohler, American Standard, Jacuzzi Brands, Lasco (a division of Tomkins Plc) and the Aquaglass, Mirolin and ASB divisions of Masco. We believe that our innovative product design, the efficiency of our distribution network and our high level of customer service set us apart from our competitors. In addition, through our broad North American footprint, we offer a full range of bathroom fixture products, cabinetry products and spas to our customers. Our customers are able to enjoy the convenience of coordinating with a single supplier.

         We believe that the quality, price and value of our products, their design, our development of new technologies through research and development, and our strategic expansion across the U.S. and Canada provide us with a competitive edge in the bathroom fixtures market. Market trends indicate sustained growth in demand for our core products, and we believe our broad, innovative product offering will enable us to take advantage of this projected increase in demand.

Cabinetry

         In the highly fragmented U.S. cabinet industry, there are several large and hundreds of smaller competitors, with the top four participants, Masco, Fortune Brands (MasterBrand Cabinets, Omega, Schrock), American Woodmark and Elkay, accounting for approximately 27% of industry sales. Other competitors include Norcraft, Republic National, Armstrong, Cardell and Wood-Mode brands. Kitchen and Bath Business estimates that we are the 25th largest cabinet manufacturer in North America with a 0.3% share of overall industry sales in 2003.

         The cabinet industry's largest players made numerous acquisitions in recent years in order to serve larger accounts, broaden product lines and price points and expand and diversify distribution networks. Consolidation is expected to continue given the largely fragmented nature of the industry.

         Competition in the cabinet sector focuses on service, product styling and performance, quality and delivery times. Customers tend to be less sensitive to price, resulting in strong margins in the sector. Dealer loyalty and the range/extent of product offerings play a key role given the high degree of product differentiation among manufacturers.

Spa

         We are a leading North American spa manufacturer with an estimated 4% share of industry sales in the combined U.S. and Canadian spa market. The industry remains highly fragmented with over 100 spa manufacturers in North America. The majority of our competitors are small regional suppliers who individually hold less than 20% of the spa market. Our leading competitors are Jacuzzi Brands, Watkins Manufacturing (a division of Masco) and Cal Spas. We produce and market Coleman Spas(R), under a license from The Coleman Company Inc., and Elite Spas(R) by MAAX to specialty retailers, as well as Nahanni(R) Spas to Home Depot. We manufacture spas out of a strategically located facility in Chandler, Arizona.

Research and Development

         Our research and development team focuses on the manufacturing process and product design in order to develop innovative products using the latest technology. We also work with our suppliers to develop raw materials with characteristics meeting the highest standards of resistance, durability and finish. In addition, we have implemented an automation program for certain manufacturing plants.

         We operate four research and development centers, the largest located in Sainte-Marie, Quebec. We have a product development team dedicated exclusively to designing and developing our product lines. These employees work in collaboration with the sales and marketing departments to develop new products and products that are complementary to existing product lines.

         In recent years, we have developed several new products, including whirlpools, showers, spas and kitchen cabinet models. We spend approximately 0.6% of our consolidated net sales on research and development annually. In April 2004, we launched the Urban(R) minimalist bathroom series, a full product line including bathtubs, showers, massage systems, medicine cabinets and lighting with uptown style and ultra-modern design.

         All of our bathtubs, showers, whirlpools and spas are certified by at least one of the following certification organizations: CSA(R), UL(R), IAPMO(R), ULI, ETL(R), WARNOCK HERSEY, USTC(R) and NAHB. We are one of the few laboratories in North America that is UL(R) compliant, which allows for in-house testing under UL(R) and thus enables product introductions within a shorter time-frame than many of our competitors.

Environmental Matters

         Our operations are subject to extensive Canadian (federal, provincial and local), U.S. (federal, state and local) and foreign environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of contaminants or regulated materials or substances into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Non-compliance with applicable requirements may result in civil, administrative or criminal enforcement action that may entail damages, fines, costs or the entry of injunctions, or all of the preceding. For example, we received a summons from the West Virginia Department of Environmental Protection alleging violation of permitting and air emission requirements, relating to the operation of an air control device under a Title V permit at our facility in Martinsburg, West Virginia. We resolved this matter in 2005 and paid a fine equal to $47,000. Aside from this matter, which is settled and closed, we believe we are in substantial compliance with applicable environmental requirements.

         We may also incur liability and costs for investigation and clean-up of soil or groundwater contamination on or emanating from currently or formerly owned and operated properties, or at offsite locations at which we have disposed or arranged for disposal of contaminants or regulated materials where we are identified as a responsible party. For example, we are in the process of completing remediation activities at our facility in Tring-Jonction, Quebec following an investigation made in 2004, which revealed soil and groundwater impacts relating to former gasoline and heating oil tanks onsite. We do not expect this remediation to require expenditures that will have a material adverse effect on our results of operation or financial condition.

         We also do not expect the costs to comply with existing environmental laws and enforcement policies to be material. However, the requirements of such laws and enforcement policies have generally become more stringent over time. Also discovery of currently unknown conditions could require responses that would result in significant liabilities and costs. Accordingly, we are unable to predict the ultimate costs of compliance with or liability under environmental laws.

Employees

         We had approximately 3,400 employees as of February 28, 2006, including 1,700 in Canada, 1,600 in the U.S. and 75 in Europe.

         Currently, approximately 1,100 of our production line employees, located primarily in Canada, are unionized through affiliations with Confederation des syndicats nationaux, Centrale des syndicats democratiques or the Teamsters Union. Employees represented by these unions are subject to seven collective bargaining agreements and work at seven of our manufacturing facilities, one agreement which is with a local union in the U.S. and the remaining six are in Canada. Two collective bargaining agreements expired on December 31, 2005, and one is scheduled to expire on May 31, 2006. The parties are currently negotiating renewals for these three bargaining agreements. We have not experienced any significant work stoppages in the last ten years, and we believe that our relations with our employees and our unions are good.

Intellectual Property

         We use a broad range of trademarks, of which approximately 150 are registered or pending registration in the U.S., Canada, Europe, Taiwan and Thailand. We believe that certain trademarks including MAAX(R) are of material importance to our product lines. We also own approximately 65 patents and industrial designs, registered or pending registration in the U.S., Canada and Europe. Although protection of our patents and related technologies is an important component of our business strategy, none of the individual patents is material to our business.

         In addition, we have a license from The Coleman Company Inc. for use of the mark Coleman(R) and certain other trademarks in association with our spa and related products that expires in October 2008. We also have a license from Altura Leiden Holding B.V. for use of a shower enclosure patent, which will expire in September 2006 and become public domain. Thus, this license shall cease simultaneously and we do not expect it will result in an adverse effect on our business.

Recent Developments

         As part of a plan designed to improve our profit margins in the bathroom and spa operating segments, that were affected by excess capacity, we closed our plants located in Anjou, Quebec and Beamsville, Ontario, in December 2005 and February 2006, respectively. We believe that these closures will optimize our plant capacity and increase our competitive position.

         Due primarily to a continued increase in raw material prices, specifically, the prices of oil, resin, acrylic, gelcoat and aluminum, and poor performance at our non-core cabinetry and spa sectors due to the stronger Canadian dollar and implementation of a turnaround plan for the cabinetry sector, and due to seasonal slowdown for the spa sector, we determined that it was likely that Beauceland and MAAX Corporation would not satisfy the interest coverage ratio, fixed charge coverage ratio and/or leverage ratio financial covenants set forth in MAAX Corporation's senior secured credit facility for the quarter ending May 31, 2006. To avoid the possibility of defaulting under MAAX Corporation's senior secured credit facility in such event, on May 30, 2006, we entered into an amendment to MAAX Corporation's senior secured credit facility, which provides that, if our Sponsors, certain of their affiliates and/or members of management invest at least $7.0 million directly or indirectly in the common equity of MAAX Corporation by July 15, 2006, the lenders will waive any such default. Our Sponsors have provided us with an equity commitment letter, pursuant to which they have agreed to make such investment. See Item 13. "Certain Relationships and Related Party Transactions -- Equity Commitment Letter." MAAX Corporation has agreed that the aggregate outstanding amount of loans and letters of credit under the revolving portion of MAAX Corporation's senior secured credit facility will not exceed C$30 million until such investment is made. In addition, the amendment increased the applicable margin of the term loan A to 2.75%, based on a grid pricing. The amendment also incoporates a new provision that allows MAAX Corporation in the future to utilize certain cash contributions to its common equity to cure a failure to satisfy the interest coverage ratio, fixed charge coverage ratio and/or leverage ratio financial covenants set forth in MAAX Corporation's senior secured credit facility. The cash contributions received would be deemed to increase Consolidated Adjusted EBITDA, and the financial covenants would then be recalculated using the increased Consolidated Adjusted EBITDA amount. If after such recalculation MAAX Corporation were in compliance with the subject covenants on a pro forma basis, MAAX Corporation would be deemed to have been in compliance therewith as of the relevant test date. MAAX Corporation may only utilize this cure right twice during each period of four consecutive fiscal quarters, and in each period of eight consecutive fiscal quarters, there must be at least four consecutive fiscal quarters in which such cure right is not utilized.

Available Information

         We filed a registration statement on Form S-4, as amended, with the SEC with respect to the exchange of all of MAAX Holdings' US$170,689,000 principal amount at maturity 11.25% senior discount notes due 2012. Filed as exhibits to the registration statement and as exhibits to this report are complete copies of the material contracts described herein and therein. The registration statement and exhibits thereto and this report and exhibits thereto may be inspected without charge at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available at the SEC's website at http://www.sec.gov and at our own website at-http://www.maax.com. You can also obtain a copy of any of our filings, at no cost, by writing to or telephoning us at the following address or telephone number: MAAX Holdings, Inc., 9224 73rd Avenue North, Brooklyn Park, Minnesota 55428, (800) 328-2531.

         Under the terms of the indenture governing the senior discount notes, we have agreed that, whether or not required by the rules and regulations of the SEC, so long as any of such notes are outstanding, we will furnish to the holders of the notes (i) all information that would be required to be contained in a filing with the SEC on Forms 10-K and 10-Q, if we were required to file such Forms and, with respect to the annual information only, a report thereon by our independent auditors and (ii) all current reports that would be required to be filed with the SEC on Form 8-K, if we were required to file such reports. In addition, we will post all reports on the website of MAAX Holdings or MAAX Corporation no later than the date such information is required to be furnished to holders and keep all such reports available on such website for a period of one year from the date of such posting. In addition, we have agreed that, for so long as any senior discount notes remain outstanding, we will furnish to the holders and to securities analysts and prospective investors, upon their request, the information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

Item 1A.  Risk Factors

         You should carefully consider the following risks and the other information in this Annual Report on Form 10-K.

                          Risks Related to Our Business

Interruptions in deliveries of raw materials or finished goods and/or increased prices for raw materials or finished goods used in our products could adversely affect our profitability, margins and revenues.

         We require a regular supply of resin, polyester, fiberglass, acrylic, high impact polystyrene, ABS plastic, thermoplastic, aluminum, steel, tempered glass, wood and particleboard, pumps, accessories and packaging materials. Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver materials to us for an extended period of time, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business.

         In addition, our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. We have a few long-term supply contracts for certain of the raw materials and finished goods used in the manufacture of our products. These contracts provide for periodic review of prices and some provide a pricing calculation method dependent upon variables in the market. This means that we are subject to changes in the prices charged by our suppliers. The commodities we use may undergo major price fluctuations and there is no certainty that we will be able to pass these costs through to our customers. Significant increases in the prices of raw materials or finished goods are more difficult to pass through to customers in a short period of time and may negatively impact our short-term profitability, margins and revenues. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk -- Commodity Price Risk."

We operate in a very competitive business environment, which could cause us to fail to maintain our market share and customers.

         The home improvement products business is highly competitive. We compete against large international and national players, as well as many regional competitors. Some of our principal competitors may be less highly leveraged than we are and have greater financial, marketing and distribution resources than we do. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate, including increased competition from imported products, and may have significantly greater operating and financial flexibility than we do. These competitors could increase their market share and cause us to lose business from our customers.

         As a result of this competitive environment, we face and will continue to face pressure on sales prices of our products from competitors, as well as from large customers. As a result of these pricing pressures, we may in the future experience reductions in our profit margins, revenues or sales, and may be unable to pass on future raw material price or labor cost increases to our customers which would also reduce profit margins. In addition, we will need to invest continuously in manufacturing, customer service and support, marketing and our sales force. We may not be able to maintain or increase either current market share of our products or our price and operating margins successfully in the future.

Downward trends in the housing sector and in general economic conditions could negatively impact our financial performance.

         Trends in the housing sector directly impact our financial performance because demand for bathroom products, cabinetry products and, to a lesser extent, spas is influenced by the level of repair and remodeling activity in existing homes and new home construction activity. Accordingly, the strength of the U.S. and Canadian economies, the age of existing home stock, housing sales, job growth, interest rates, consumer confidence, gross domestic product levels, employment rates and the availability of consumer credit, as well as demographic factors such as immigration into North America and migration of the population within North America have a direct impact on our business. Cyclical declines in new housing starts, housing sales or demand for replacement home improvement products may result in certain products falling out of favor, in homeowners delaying home improvements and in potential new home buyers delaying the purchase or construction of a new home, all of which could result in decreased demand for our products and reductions in our profitability, product margins and revenues. Any such reductions may be material and may continue for an indeterminate period of time.

Increases in interest rates and the reduced availability of financing for home improvements may decrease the demand for our products and could have a material adverse impact on our financial performance.

         In general, demand for home improvement products may be adversely affected by increases in interest rates and the reduced availability of financing. If interest rates increase and, consequently, the ability of prospective buyers to finance purchases of home improvement products is adversely affected, it may be difficult for us to generate cash flows and revenues sufficient to support our business.

Because we depend on a core group of significant customers, we may be negatively affected if our key customers reduce the amount of products they purchase from us.

         Our customers consist mainly of wholesalers, showrooms, and home centers. Our top 10 major customers together accounted for approximately 43% of our consolidated gross sales in fiscal year 2006, while our largest customer, Home Depot, accounted for approximately 21% of our consolidated gross sales in fiscal year 2006, a decrease from approximately 20% in fiscal year 2005. We expect that a small number of customers will continue to account for a substantial portion of our gross sales for the foreseeable future. We do not have long-term contracts with any of our customers and they may not continue to purchase our products.

         The loss of, or a diminution in, our relationship with Home Depot or any other major customer could cause a decrease in our revenues. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer, could impede our ability to generate revenues. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

We are exposed to political, economic and other risks that arise from operating a multinational business that may make it difficult for us to conduct our international operations.

         We have operations in the U.S., Canada and, to a lesser extent, Europe. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic and other risks that are inherent in operating in numerous countries. These risks include:

         o the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

         o trade protection measures and import or export licensing requirements;

         o tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;

         o        the imposition of tariffs or other restrictions;

         o difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

         o required compliance with a variety of foreign laws and regulations; and

         o changes in general economic and political conditions in countries where we operate.

         Our business success depends in part on our ability to anticipate and effectively manage these and other risks. These and other factors may make our international operations more expensive to operate or may make our business as a whole less profitable.

Environmental requirements may impose significant environmental compliance costs and liabilities on us.

         Our operations are subject to numerous Canadian (federal, provincial and local), U.S. (federal, state and local) and foreign laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, releases of contaminants or hazardous or toxic substances, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. Our efforts to comply with environmental requirements do not remove the risk that we may be subject to civil, administrative or criminal enforcement actions and as a result be held liable, be subject to an order or incur costs, fines or penalties, and that the amount of liabilities, costs, fines or penalties may be material, for, among other things, releases of contaminants or hazardous or toxic substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by us or by previous occupants.

         We do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations or financial condition. The requirements of such laws and enforcement policies, however, have generally become more stringent over time. Changes in environmental laws and regulations or their enforcement or the discovery of previously unknown contamination or other non-compliance with environmental laws and regulations relating to our properties and operations could result in significant environmental liabilities or costs which could require us to make significant expenditures of capital or other resources. In addition, we might incur increased operating and maintenance costs and capital expenditures and other costs to comply with increasingly stringent air emission control laws or other future requirements, for example, as applicable to our styrene emissions, which would decrease the cash flow available to service our indebtedness. Also, discovery of currently unknown conditions could require responses that would result in significant liabilities and costs. Accordingly, we are unable to predict the ultimate costs of compliance with or our potential liability under environmental laws.

Fluctuating exchange rates could adversely affect our profitability and revenues.

         Our profitability and revenues may be adversely affected by fluctuating exchange rates. We are subject to currency exchange rate risk to the extent that some of our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our profitability and revenues. An appreciation in the Canadian dollar could result in lower earnings or higher selling prices for our products that are manufactured in Canada and sold in the U.S. market and possibly a decrease in sales. Currency exchange rate fluctuations may adversely affect our profitability and revenues. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk -- Currency Exchange Risk."

Changes in consumer preferences for new and different product lines could reduce the amount of revenues our business generates.

         Our business in general is subject to changing consumer and industry trends, demands and preferences. Our continued success depends largely on the introduction and acceptance by our customers of new product lines and improvements to existing product lines that respond to such trends, demands and preferences. Trends within the industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, rejection of a new product line and reduced demand and price reductions for our products, and could reduce the amount of revenues our business generates. In addition, we may not have sufficient resources to make necessary investments or we may be unable to make the investments necessary to develop new products or improve our existing products to maintain our market position.

Consolidation of our customers could cause us to reduce prices and create price competition.

         We believe that there is a trend among our customers to increase in size and market power. If this trend continues, they may be able to exert pressure on us to reduce prices and create price competition. If our customer base were to consolidate, competition for the business of fewer customers would intensify. If we do not provide product offerings and price points that meet the needs of our customers, or if we lose a substantial amount of our customer base, our profitability, margins and revenues could decrease.

We rely on independent sales representatives, the loss of whom could adversely affect our sales to customers.

         In the U.S., we depend on the services of independent sales representatives to sell the majority of our products and to provide services and aftermarket support to our customers. The sales representative agreements are typically cancelable by the sales representative or us at any time or after a short notice period. The loss of a substantial number of these relationships, or our failure to maintain good relationships with these sales representatives, could materially reduce our sales and profits.

We are exposed to product liability claims which may not be adequately covered by insurance.

         We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall, redesign or retrofit such products. Coverage under our insurance policies may not be adequate to cover existing or future product liability claims against us. Liability insurance in our industry is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms or at all. Furthermore, any significant claims made against us could result in negative publicity against us, which could adversely affect our sales and increase our costs.

We may not be able to identify attractive acquisition candidates, successfully integrate any acquired operations or realize the intended benefits of any acquisitions, any of which could cause us to fail to achieve our growth objectives.

         Part of our strategy is to capitalize on the fragmented market for bathroom products by making selective strategic acquisitions. We continuously evaluate potential acquisitions and are engaged from time to time in discussions with sizable and smaller acquisition candidates. Suitable acquisition candidates may not be identified and acquired in the future, the financing or necessary consents for any such acquisitions may not be available on satisfactory terms or at all and we may not be able to accomplish our strategic objectives in making any such acquisition. Similarly, our acquisition strategy may not be successfully received by customers or achieve its intended benefits.

         Our future performance will depend heavily on our ability to integrate the businesses that we may acquire in the future. To integrate any newly acquired businesses into our business, we will need to integrate manufacturing facilities and extend our financial and management controls and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. We may not be able to successfully integrate the businesses or realize projected cost savings and synergies in connection with any such acquisitions on the timetable contemplated or at all.

         Furthermore, the costs of businesses that we may acquire could significantly impact our short-term operating results. Those costs could include expenses associated with a change of control, as well as acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs.

         The integration of any acquired companies may also lead to a diversion of management's attention from other ongoing business concerns. In addition, we may need to recruit additional managers to supplement the incumbent management of acquired companies, but we may not be successful in recruiting additional managers with the skills necessary to enhance the management of the acquired companies.

         We may also be subject to unexpected claims and liabilities arising from acquisitions we have made or may make in the future, including the June 2004 Transactions. These claims and liabilities could be costly to defend, could be material in amount and may exceed the limitations of any applicable indemnification provisions, the financial resources of the indemnifying parties or coverage under our insurance policies.

Increases in labor costs, potential labor disputes and work stoppages at our facilities or the facilities of our suppliers could affect our ability to deliver products to our customers on a timely basis.

         Our financial performance is affected by the availability of qualified personnel and the cost of labor. We employ approximately 3,400 full-time employees. Approximately 1,100 of our production line employees, located primarily in Canada, are unionized through affiliations with Confederation des syndicats nationaux, Centrale des syndicats democratiques or the Teamsters Union. Employees represented by these unions are subject to seven collective bargaining agreements and work at seven of our manufacturing facilities, one agreement which is with a local union in the U.S. and the remaining six are in Canada. Two collective bargaining agreements expired on December 31, 2005, and one is scheduled to expire on May 31, 2006. The parties are currently negotiating renewals for these three bargaining agreements. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their collective bargaining agreements, or if our workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. This could result in a loss of business and an increase in our operating expenses, which could reduce our profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

         Many of our direct and indirect suppliers and customers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these suppliers and customers could result in slowdowns or closures of facilities where components of our products are manufactured or delivered. Any interruption in the production or delivery of our products could reduce sales, increase costs and reduce the amount of revenues we generate.

If we are unable to meet future capital requirements, our product offering may be insufficient to compete in our markets and the revenues generated by our business could decrease.

         We make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes and information systems. In particular, we have implemented in Canada and are in the process of implementing in the U.S. a management network utilizing the SAP(R) management information system for our bathroom fixture products. As we grow our businesses, we may have to incur significant capital expenditures. MAAX Corporation's senior secured credit facility contains limitations that restrict its ability to make capital expenditures. We may not have, or may be unable to obtain, adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our current or anticipated expenditures. If we are unable to make necessary capital expenditures, our product offering may become dated, our productivity may be decreased and the quality of our products may be insufficient to compete in our markets, which, in turn, could reduce our profitability and revenues.

We may be required to enforce our intellectual property rights or defend our intellectual property from infringement claims and we may incur substantial costs as a result of litigation or other proceedings relating to intellectual property rights.

         We rely on a combination of U.S., Canadian and, to a lesser extent, European and Asian patent, trademark, copyright, trade secret laws and licenses to protect certain aspects of our business. We have registered trademarks, patents and copyrights, and trademark and patent registrations pending in the U.S., Canada and abroad. However, we have selectively pursued patent and trademark protection, and in some instances we may not have perfected important patent and trademark rights in these and other countries. The failure to obtain worldwide patent protection may result in other companies copying and marketing products based upon our protected technologies outside our protected markets. This could impede our growth in existing markets and into new markets, and result in a greater supply of similar products that could erode our pricing power.

         Our success depends in part on our ability to protect our patents, trademarks, copyrights, trade secrets and licensed intellectual property from unauthorized use by others. We cannot be sure that the patents we have obtained, or other protections such as confidentiality, trade secrets and copyrights, will be adequate to prevent imitation of our products by others. If we are unable to protect our products through the enforcement of intellectual property rights, our ability to compete based on our current market advantages may be harmed. If we fail to prevent substantial unauthorized use of our trade secrets, we risk the loss of intellectual property rights and our competitive advantage.

         Although we are not aware that any of our intellectual property rights infringe upon the proprietary rights of third parties, third parties may accuse us of infringement of their patents, trademarks, copyrights, trade secrets and licenses. Third parties may also challenge our trademark rights and branding practices in the future. We may be required to institute or defend litigation to defend ourselves from such accusations and enforce our patent, trademark and copyright rights, which, regardless of the outcome, could result in substantial costs and diversion of resources and could negatively affect our competitive position, sales, profitability and reputation. If we lose a patent infringement suit, we may be liable for money damages and be enjoined from selling the infringing product, which could negatively affect our profitability. If we lose the use of a product name, our efforts spent building that brand may be lost and we will have to rebuild a brand for that product, which we may or may not be able to do.

Manufacturing or assembly realignments may result in a decrease in our near-term earnings and cash flows.

         We continuously review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings and cash flows until the expected cost reductions are achieved. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from one manufacturing or assembly facility to another. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved.

Our business will suffer if certain key officers or employees discontinue employment with us or if we are unable to recruit and retain highly skilled staff.

         The success of our business is materially dependent upon the skills, experience and efforts of our President and Chief Executive Officer, Andre Heroux, and certain of our other key officers and employees. The loss of Mr. Heroux or other key personnel could cause us to be unable to improve our products or implement our growth strategy. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly skilled sales personnel. The market for these resources is highly competitive. We may be unsuccessful in attracting and retaining the resources we need to generate sales and to expand our operations successfully, and, in such event, we may not be able to grow our business. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively. In addition, certain key officers of MAAX Inc. resigned in June 2004. Should they compete against us, we may not be able to maintain or increase either current market share of our products or our price and operating margins successfully in the future. Even though we entered into non-competition agreements with certain former key officers of MAAX Inc., a court may not find such agreements enforceable under applicable law.

Our business is subject to some seasonality and weather may impact our sales, cash flows from operations and results of operations.

         Our spa business, and to a lesser extent, our other businesses experience seasonal business swings, which correspond to the North American seasons. Unusually prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns could delay or halt renovation and construction activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our sales, cash flows from operations and results of operations during the winter months. Generally, sales in each of the first three quarters of our fiscal year generate a significantly greater percentage of our total annual sales as compared to the fourth quarter of our fiscal year. This seasonality requires that we manage our cash flows over the course of the year. If sales were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

If our leases terminate or are not renewed upon expiration, we could be required to make significant capital expenditures to relocate our facilities.

         Certain of our manufacturing facilities and warehouses are leased. Upon termination or expiration of these leases we may be unable to renew them on acceptable terms or at all. If we are unable to renew such leases, we could be required to make significant capital expenditures to relocate our facilities.

We extend trade credit and floor plan financing to certain of our customers and they may not pay us promptly or in full.

         We extend trade credit to certain of our customers and floor plan financing to a few of our spa customers to facilitate the purchase of our products. We rely on the creditworthiness of such customers. The failure of such customers to pay us promptly or in full under the terms of the trade credit or floor plan financing we extend to them could reduce the amount of revenues we generate.

We have agreed to certain undertakings with the Minister responsible for the Investment Canada Act which impose restrictions on our business for three years after consummation of the June 2004 Transactions and may limit our ability to take advantage of potential business opportunities during this period.

         We agreed to certain undertakings with the Minister responsible for the Investment Canada Act which require us to, among other things, maintain certain levels of management control, investment and employment in Quebec and Canada for three years after consummation of the June 2004 Transactions. These undertakings may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities during this period. In addition, our ability to comply with these undertakings may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Although the Minister responsible may waive non-compliance with an undertaking, the Minister may not do so in the event that we fail to comply with any of our undertakings.

We are subject to the new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and if we are unable to timely comply with such evaluation, our investors may lose confidence in our reported financial information.

         We are not required by the indentures governing the notes or SEC rules to file annual, quarterly or current reports with the SEC, and therefore, we ceased filing such reports with the SEC on March 1, 2006, other than this Annual Report, as it may be amended. We have agreed in the indentures governing the notes that, whether or not we are required to file reports and other information with the SEC, so long as any of such notes are outstanding, we will furnish to the holders of the notes all information that would be required to be contained in a filing with the SEC and will make such information available on the website of MAAX Holdings or MAAX Corporation. Because we have agreed in the indentures that such information will comply with the applicable rules of the SEC, we will be required to comply with Section 404 of the Sarbanes-Oxley Act when it becomes effective for non-accelerated filers. The information posted on our website may not include the officer certifications required to be included with the SEC reports.

         Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We may not be able to complete the assessment of our current internal controls and comply with these requirements in due time. If we are able to proceed with a complete assessment in a timely manner, we may identify deficiencies which we may not be able to remediate, may identify deficiencies which will demand significant resources to remediate or may be unable to identify deficiencies at all. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such regulations are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our senior discount notes and MAAX Corporation's senior subordinated notes could drop significantly.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate and our profitability and cash flow.

         Terrorist attacks or other acts of violence or war may negatively affect our operations and your investment. These attacks may directly impact our suppliers' or customers' physical facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our operating results. The U.S. has entered into, and may enter into additional, armed conflicts which could have a further impact on our sales and our ability to deliver product to our customers in the U.S. and elsewhere. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They could also result in an economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results.

The interests of our major stockholders may conflict with the interests of MAAX Holdings' and MAAX Corporation's note holders and these stockholders could cause us to take action that would be against our note holders interests.

         JWC Fund III, Perseis and OMERS beneficially own shares representing approximately 98.7% of our equity prior to dilution for options. Accordingly, these stockholders have the power to elect our board of directors, appoint new management and approve any action requiring a stockholder vote, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors so elected have the authority to make decisions affecting our capital structure, including the issuance of additional indebtedness and the declaration of dividends. Circumstances may occur in which the interests of equity holders could be in conflict with the interests of MAAX Holdings' and MAAX Corporation's note holders. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to MAAX Holdings' and MAAX Corporation's note holders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Item 13. Certain Relationships and Related Party Transactions."

                        Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet the obligations of MAAX Holdings under the senior discount notes.

         As of February 28, 2006, we had approximately $456.9 million of outstanding debt (excluding approximately $3.2 million and C$ 73,000 of undrawn letters of guarantee). In addition, the indenture governing the senior discount notes permits us to incur additional debt. The amendment to MAAX Corporation's senior secured credit facility described under the caption "Business -- Recent Developments" provides that until MAAX Corporation receives the $7.0 million capital contribution described therein, the aggregate outstanding amount of loans and letters of credit under the revolving portion of MAAX Corporation's senior secured credit facility will not exceed C$30 million.

         Our substantial level of debt may have important consequences to you. For instance, it could:

         o make it more difficult for us to satisfy our financial obligations, including those relating to the senior discount notes;

         o make it more difficult for subsidiaries of MAAX Holdings to make payments on their debt, and therefore, to make distributions to MAAX Holdings;

         o require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under the debt of MAAX Holdings, including the senior discount notes after they begin to accrue cash interest, which will reduce funds available for other business purposes;

         o increase our vulnerability to general adverse economic and industry conditions;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

         o place us at a competitive disadvantage compared with some of our competitors that have less debt; and

         o limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

         Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

The agreements governing the senior discount notes and our other debt impose restrictions on our business that may limit our ability to make payments on the senior discount notes or operate our business.

         The indenture governing the senior discount notes, MAAX Corporation's senior secured credit facility, MAAX Corporation's senior subordinated notes and other agreements we may enter into in the future may contain covenants imposing significant restrictions on us. In addition, the indenture governing MAAX Corporation's senior subordinated notes contains covenants imposing significant restrictions on Beauceland and its subsidiaries, including restrictions on the ability of Beauceland to make payments to MAAX Holdings. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants restrict our ability to, among other things:

         o        incur additional debt;

         o declare or pay dividends, redeem stock or make other distributions to shareholders;

         o        create liens;

         o        make investments;

         o        enter into transactions with affiliates;

         o        sell assets; and

         o        consolidate or merge.

         MAAX Corporation's senior secured credit facility also requires MAAX Corporation to meet a number of financial ratios and tests. MAAX Corporation's ability to comply with the financial ratios and tests set forth in MAAX Corporation's senior secured credit facility may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in a default under the indenture governing the senior discount notes, the indenture governing MAAX Corporation's senior subordinated notes or MAAX Corporation's senior secured credit facility. An event of default under the debt agreements of MAAX Holdings or any of its subsidiaries would permit the lenders thereunder to declare all amounts borrowed from them to be due and payable immediately, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under MAAX Corporation's senior secured credit facility could be suspended or terminated. If MAAX Corporation were unable to repay debt to its senior lenders, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other debt may result in MAAX Holdings being unable to make interest payments on the senior discount notes and repay the principal amount of the senior discount notes.

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Properties

         The location, primary use, approximate square footage and ownership status of the principal properties we operated as of February 28, 2006 are set forth below:

                                                          Approximate
                                                            Square                     Product
Location                        Principal Use               Footage    Owned/Leased    Category
-----------------------------   -------------------------  ---------  --------------  -----------
Canada
Montreal, Quebec.............   Offices                        8,000   Leased          Corporate
Sainte-Marie, Quebec.........   Warehouse/Factory/Offices    262,000   Owned*          Bathroom
Tring-Jonction, Quebec.......   Warehouse/Factory/Offices    108,000   Owned*/Leased   Bathroom
Lachine, Quebec..............   Warehouse/Factory/Offices    263,000   Leased          Bathroom
Airdrie, Alberta.............   Factory/Offices               40,000   Owned*          Bathroom
Armstrong, British Columbia..   Warehouse/Factory/Offices    160,000   Owned*          Bathroom
Surrey, British Columbia.....   Offices                        1,000   Leased          Bathroom
Laval, Quebec................   Warehouse/Factory/Offices    237,000   Owned*          Cabinetry
Cookshire, Quebec............   Warehouse/Factory/Offices     36,000   Owned           Cabinetry

Europe
Heinenoord, Netherlands......   Warehouse/Factory/Offices    184,000   Owned           Bathroom

United States
Valdosta, Georgia............   Warehouse/Factory/Offices    143,000   Owned*/Leased   Bathroom
Bremen, Indiana..............   Warehouse/Factory/Offices    133,000   Owned*          Bathroom
Marion, Iowa.................   Warehouse/Factory/Offices     43,000   Owned/Leased    Bathroom
                                Principal
Minneapolis, Minnesota.......   Office/Warehouse/Factory      97,000   Owned*/Leased   Bathroom
Bellingham, Washington.......   Warehouse/Factory/Offices     65,000   Owned*          Bathroom
Plymouth, Indiana (2 plants).   Warehouse/Factory/Offices    238,000   Owned*/Leased   Bathroom
Martinsburg, West Virginia...   Warehouse/Factory            169,000   Owned*          Bathroom
Riviera Beach, Florida.......   Warehouse/Factory/Offices     41,000   Leased          Bathroom
Ontario, California..........   Warehouse/Factory/Offices    125,000   Leased          Bathroom
Warminster, Pennsylvania.....   Warehouse/Factory/Offices     58,000   Leased          Bathroom
Southampton, Pennsylvania....   Factory/Offices               62,000   Leased          Bathroom
Bensalem, Pennsylvania**.....   Warehouse                     12,000   Leased          Bathroom
East Hanover, New Jersey**...   Warehouse                      3,000   Leased          Bathroom
Lakewood, New Jersey**.......   Warehouse                      5,000   Leased          Bathroom
Claymont, Delaware**.........   Warehouse                      3,000   Leased          Bathroom
Egg Harbour City, New
Jersey** ....................   Warehouse                      3,000   Leased          Bathroom
Chandler, Arizona............   Factory/Offices               83,000   Owned*          Spas

Distribution Centers
Airdrie, Alberta.............   Warehouse/Offices             39,800   Leased
West Berlin, New Jersey......   Warehouse/Offices             21,000   Leased
West Sacramento, California..   Warehouse/Offices             22,000   Leased

------------------

*    Property mortgaged under MAAX Corporation's senior secured credit facility.
**   Part of the Southampton, Pennsylvania facility.

Item 3.  Legal Proceedings

         During the ordinary course of business, we have been and may in the future become subject to pending and threatened legal actions and proceedings. All of the current legal actions and proceedings to which we are party are of an ordinary or routine nature incidental to our past or current operations, including product liability claims, the resolution of which should not have a material adverse effect on our financial condition and results of operations. The product liability claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

         On October 27, 2000, one of our suppliers, American Faucet, Inc., or American Faucet, made a claim against our predecessor, MAAX Inc., in an amount of approximately C$582,000 for unpaid supplies. We denied this claim and counterclaimed for a total amount of C$2,510,000 for breach of a contract. American Faucet added a demand to its claim of approximately C$10,412,000 for breach of that same contract. In accordance with the terms of that contract, this matter was submitted to arbitration, and a hearing is expected to be scheduled in 2007. We believe that American Faucet's claims are without merit and are vigorously defending the claims.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our common stock and class A common stock is not publicly traded on any exchange or in any market. At May 15, 2006, we had 13 record holders of our common stock and one record holder of our class A common stock. We have never paid a cash dividend on our common stock or class A common stock and do not expect to do so in the foreseeable future. The agreements governing our indebtedness obligations contain restrictions on our ability to pay dividends on our common stock and class A common stock.

Equity Compensation Plan Information

         See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Equity Compensation Plan Information."

Item 6.  Selected Financial Data

         The selected financial data presented below at February 28, 2006 and for the year ended February 28, 2006 are derived from our audited consolidated financial statements included elsewhere herein. The selected financial data presented below at February 28, 2005, for the year ended February 29, 2004, for the 95-day period ended June 3, 2004 and for the 270-day period ended February 28, 2005 are derived from our audited consolidated financial statements included elsewhere herein. The selected financial data presented below at February 28, 2003 and for the years ended February 28, 2002 and February 28, 2003 are derived from MAAX Inc.'s audited consolidated financial statements prepared under U.S. GAAP. The selected financial data presented below at February 28, 2002 is based on MAAX Inc.'s audited consolidated financial statements prepared under Canadian GAAP which has been reconciled to U.S. GAAP. The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included in this annual report, including the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.


                                                         Predecessor                                   Successor
                                  ---------------------------------------------------------   ---------------------------
                                                                                               Period from
                                               Fiscal Year Ended               Period from    June 4, 2004   Fiscal Year
                                  ------------------------------------------     March 1,         to            Ended
                                  February 28,   February 28,   February 29,    to June 3,    February 28,    February 28,
                                      2002           2003           2004          2004           2005(1)        2006
                                  ------------   ------------   ------------   ------------   ------------   ------------
                                                                   (dollars in thousands)
Statement of Income
  Data:
 Net sales:
  Bathroom and kitchen .          $    300,855   $    354,897   $    435,133   $    126,930   $    329,531   $    468,820
  Spas .................                50,582         61,858         53,879         15,137         40,925         53,932
    Net sales ..........               351,437        416,755        489,012        142,067        370,456        522,752
 Cost of goods sold ....               243,659        284,940        341,246         97,607        267,027        385,720
Selling, general and
  administrative
  expenses .............                67,173         74,131         76,521         35,784         66,574         99,667
Depreciation and .......                13,690         12,595         15,638          3,987         14,100         21,152
  amortization
Interest expense .......                 4,291          3,965          4,898          1,321         23,409         42,712
Impairment charge ......                    --             --             --             --             --          3,505
Goodwill impairment ....                    --             --          4,511             --             --            134
                                  ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before
  income taxes and
  cumulative effect of
  a change in
  accounting principle .                22,624         41,124         46,198          3,368           (654)       (30,138)
Income taxes ...........                 8,034         15,699         14,247          1,572          1,159         (1,971)
                                  ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before
  cumulative effect of
  a change in
  accounting principle .                14,590         25,425         31,951          1,796         (1,813)       (28,167)
Cumulative effect of a
  change in accounting
  principle related
  to impairment of
  goodwill .............                    --        (11,312)            --             --             --             --
                                  ------------   ------------   ------------   ------------   ------------   ------------
Net (loss) income ......          $     14,590   $     14,113   $     31,951   $      1,796   $     (1,813)  $    (28,167)
                                  ============   ============   ============   ============   ============   ============
Other Financial Data:
Net cash provided by
  (used in) operating
  activities ...........                29,974         38,379         62,787         (4,892)        29,153         44,740
Net cash provided by
  (used in) investing
  activities ...........               (12,771)       (68,824)       (17,136)        (5,139)      (441,748)       (12,037)
Net cash provided by
  (used in) financing
  activities ...........               (16,411)        33,177        (43,797)         5,648        418,668        (38,097)
Capital expenditures (2)                13,595         11,132         18,765          2,988          6,084         11,520
Ratio of earnings to
  fixed charges (3) ....                  4.9x           8.4x           7.5x           2.8x           1.0x              *


                                                 Predecessor                             Successor
                                   ------------------------------------------   ----------------------------
                                                     As of                                 As of
                                   ------------------------------------------   ----------------------------
                                    February 28,  February 28,   February 29,   February 28,   February 28,
                                       2002           2003          2004            2005           2006
                                   ------------   ------------   ------------   ------------   ------------
                                                           (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents         $        810   $      2,668   $      4,467   $      5,522   $       (173)
Working capital(4) ......               57,966         68,159         55,173         67,850         43,436
Total assets ............              263,024        344,189        365,587        613,343        595,631
Total debt ..............               51,843        100,662         57,444        473,304        456,933
Total shareholders'
  equity ................              164,031        187,747        231,399         28,020         16,268

---------------------

*    Represents less than 1.

(1) On March 10, 2004, certain entities formed by our Sponsors entered into a merger agreement to acquire MAAX Inc., pursuant to which two of our wholly-owned subsidiaries amalgamated with MAAX Inc. on June 4, 2004. Upon consummation of the amalgamation, MAAX Holdings acquired MAAX Inc. and its direct and indirect subsidiaries. MAAX Holdings did not have any operating activities prior to June 4, 2004 when it became the holding company of MAAX Corporation. As a result of the acquisition, the consolidated financial data for the period after the acquisition are presented on a different cost basis than that for the periods prior thereto, and therefore, the two periods are not comparable.

(2) Capital expenditures are defined as additions to property, plant and equipment and other assets.

(3) For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and before cumulative effect of a change in accounting principles plus fixed charges. Fixed charges consist of interest expensed or capitalized and the portion of rental expense we believe is representative of the interest component of rental expenses. For the 95-day period ended June 3, 2004 and the 270-day period ended February 28, 2005, on a pro forma basis after giving effect to the June 2004 Transactions as if they had occurred on March 1, 2004, the ratio of earnings to fixed charges would have been 2.4x and 1.0x, respectively. For the 95-day period ended June 3, 2004, on a pro forma basis after giving effect to the December 2004 Transactions as if they occurred on March 1, 2004, the ratio of earnings to fixed charges would have been 1.0x. For the 270-day period ended February 28, 2005, on a pro forma basis after giving effect to the December 2004 Transactions as if they occurred on March 1, 2004, the deficiency represents an amount of $7.1 million and this deficiency is mainly due to the interest capitalized on our senior discount notes issued on December 10, 2004. For the fiscal year ended February 28, 2006, the deficiency represents $30.1 million, and is mainly due to non-cash expenses, such as the interest capitalized on our senior discount notes, depreciation and amortization, goodwill impairment and impairment of long lived assets.

(4)  Working capital is defined as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a leading North American manufacturer and distributor of bathroom fixtures. Our revenues are derived primarily from the manufacture and sale of bathroom fixtures, cabinetry products and spas for the residential housing market in North America. We currently operate 21 strategically located manufacturing facilities, including 13 in the U.S., seven in Canada and one in the Netherlands. We sell our products through a diverse set of distribution channels across the U.S. and Canada, including wholesalers, showrooms, specialty retailers and home centers. We manufacture and sell, primarily in the U.S. and Canada, with a small presence in Europe, Asia and the Middle East, a broad range of products, including a wide selection of bathtubs, whirlpools, showers, kitchen cabinets and spas.

History

         On March 10, 2004, certain entities formed by our Sponsors entered into a merger agreement to acquire MAAX Inc., pursuant to which two of our wholly-owned subsidiaries amalgamated with MAAX Inc. on June 4, 2004. In connection with the amalgamation, excluding acquisition costs amounting to approximately $30 million, the shareholders and optionholders of MAAX Inc. received an aggregate of approximately $410.0 million. In addition, certain assets and liabilities of MAAX Inc. were reorganized and consolidated into several direct and indirect subsidiaries. Upon consummation of the amalgamation, MAAX Holdings acquired MAAX Inc. and its direct and indirect subsidiaries. MAAX Holdings did not have any operating activities prior to June 4, 2004 when it became the holding company of MAAX Corporation.

         Concurrently with the consummation of the June 2004 Transactions, our Sponsors, certain consultants and members of our management invested approximately $133.7 million in cash in MAAX Holdings. In addition, certain members of our management exchanged a portion of their MAAX Inc. stock options for stock options of ours, with a fair value of approximately $2.7 million as of the closing date of the June 2004 Transactions. MAAX Corporation also entered into a senior secured credit facility, consummated the offering of the senior subordinated notes and refinanced substantially all existing indebtedness of MAAX Inc. and its subsidiaries in the amount of approximately $373.8 million.

         As a result of the consummation of these transactions, our aggregate level of debt increased significantly and therefore our interest expense and the amortization of deferred financing costs will have a negative impact on our future results of operations. The impact of such increased interest expense and amortization of deferred financing costs on a pro forma basis for certain historical periods is reflected in our pro forma financial data.

         Our financial statements are presented in U.S. dollars. Our predecessor company prepared its financial statements in Canadian dollars. Beginning with our 2005 fiscal year, we adopted the U.S. dollar as our financial reporting currency. Accordingly, financial statements are presented in U.S. dollars and the reporting currency of previous years has been changed.

         Prior to the consummation of the June 2004 Transactions, MAAX Inc. had two operating segments: (1) bathroom and kitchen and (2) spas. Beginning as of March 1, 2004, we assessed our business activities in three operating segments: bathroom, cabinetry and spa and we have recast our comparative figures to conform with our new definition of our operating segments.

Results of Operations

         The following table sets forth our results of operations for the periods indicated and the percentage of net sales represented by the respective financial line items.


                                                      Predecessor                                    Successor(1)
                                       -------------------------------------------    -------------------------------------------
                                         Fiscal Year Ended    Period from March 1   Period from June 4, 2004   Fiscal Year Ended
                                         February 29, 2004      to June 3, 2004       to February 28, 2005     February 28, 2006
                                       -------------------    --------------------    -------------------    --------------------
                                                                           (dollars in millions)
Net sales .........................    $   495.7     100.0%   $   143.8      100.0%   $  376.0      100.0%   $    522.8     100.0%
Cost of goods sold ................        344.4      69.5%        98.5       68.5       269.6       71.8%        385.7      73.8%
Selling, general and administrative
  expenses ........................         80.1      16.2%        36.6       25.4%       69.6       18.5%         99.7      19.1%
Depreciation and amortization .....         15.6       3.1%         4.0        2.8%       14.1        3.7%         21.2       4.0%
Interest expense ..................          4.9       1.0%         1.3        1.0%       23.4        6.2%         42.7       8.2%
Impairment charge .................           --        --           --         --          --         --           3.5       0.7%
Goodwill impairment ...............          4.5       0.9%          --         --          --         --           0.1       0.0%
                                       ---------  --------    ---------   --------    --------   --------    ----------  --------
Income (loss) before income taxes .         46.2       9.3%         3.4        2.3%       (0.7)      (0.2)%       (30.1)     (5.8)%
Income taxes ......................         14.2       2.9%         1.6        1.1%        1.2        0.3%         (1.9)     (0.4)%
                                       ---------  --------    ---------   --------    --------   --------    ----------  --------
Net income (loss) .................    $    32.0       6.4%   $     1.8        1.2%   $   (1.8)      (0.5)%  $    (28.2)     (5.4)%
                                       =========  ========    =========   ========    ========   ========    ==========  ========

(1) The results of operations for MAAX Holdings, the successor company, are for the year ended February 28, 2006 and for the period from June 4, 2004 through February 28, 2005. No results of operations data for a comparable period in the 2005 fiscal year are available for the predecessor company.

     Our results of operations for the year ended February 28, 2005 were negatively impacted by the strengthening of the Canadian dollar and the cost increase of some of our key raw materials. There were no material significant changes to either our customer base or our production platform.

     Our results of operations for the year ended February 28, 2006 were negatively impacted by the strengthening of the Canadian dollar and the cost increase of our key raw materials. There were no material significant changes to our customer base. We adjusted our production platform during the year mainly through the closure of two manufacturing plants which generated restructuring and non recurring expenses totaling $3.2 million.

Pro Forma Consolidated Operating Results for the Year Ended February 28, 2005 Compared to the Consolidated Operating Results for the Year Ended February 28, 2006

         The following table presents the pro forma consolidated results of operations of MAAX Holdings for the year ended February 28, 2005 assuming the June 2004 Transactions and the December 2004 Transactions had each occurred as of March 1, 2004. Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.


                                                           MAAX
                                                         Holdings,                   Pro Forma      Pro Forma
                                                           Inc.        MAAX Inc.    Adjustments    as Adjusted
                                                      ------------   ------------   ------------   ------------
                                                                       (dollars in thousands)
Net sales ........................................    $    370,456   $    142,067   $         --   $    512,523
Cost of goods sold ...............................         267,027         97,607         (4,741)       359,893
Selling, general and administrative expenses .....          66,574         35,784        (10,518)        91,840
Depreciation and amortization ....................          14,100          3,987          1,365         19,452
Interest expense .................................          23,409          1,321         15,929         40,659
                                                      ------------   ------------   ----------     ------------
Income (loss) before income taxes ................            (654)         3,368         (2,035)           679
Income taxes .....................................           1,159          1,572         (2,419)           312
                                                      ------------   ------------   ------------   ------------
Net income (loss) ................................    $     (1,813)  $      1,796   $        384            367
                                                      ============   ============   ============   ============

         The following table presents a comparison of our results of operations for the fiscal years ended February 28, 2005 and 2006 assuming the occurrence of the June 2004 Transactions and December 2004 Transactions as of March 1, 2004.
Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our audited consolidated financial statements and the notes thereto contained elsewhere herein.

                                                              Year Ended
                                                              February 28,                    Change
                                                      ---------------------------   ---------------------------
                                                          2005           2006            $              %
                                                      ------------   ------------   ------------   ------------
                                                                       (dollars in thousands)
Net sales ........................................    $    512,523   $    522,752   $     10,229            2.0%
Cost of goods sold ...............................         359,893        385,720         25,827            7.2
Selling, general and administrative expenses .....          91,840         99,667          7,827            8.5
Depreciation and amortization ....................          19,452         21,152          1,700            8.7
Goodwill impairment and impairment charge ........              --          3,639          3,639            100
Interest expense .................................          40,659         42,712          2,053            5.0
                                                      ------------   ------------   ------------   ------------
Income (loss) before income taxes ................             679        (30,138)       (30,817)      (4,538.6)
Income taxes .....................................             312         (1,971)        (2,283)        (731.7)
                                                      ------------   ------------   ------------   ------------
Net income (loss) ................................    $        367   $    (28,167)  $    (28,534)      (7,774.9)%
                                                      ============   ============   ============   ============

         Net Sales. Net sales increased from $512.5 million for the year ended February 28, 2005 to $522.8 million for the year ended February 28, 2006, an increase of $10.3 million, or 2.0%. This growth in net sales occurred in the bathroom and cabinetry sector, respectively, with an increase of 2.9% and 0.7%, respectively, partly offset by a decrease of 3.8% in the spa sector.

                  Bathroom. Net sales for the bathroom sector increased from $413.1 million for the year ended February 28, 2005 to $425.2 million for the year ended February 28, 2006, an increase of $12.1 million, or 2.9%. This increase results from sales price increases implemented to compensate for increased costs of raw materials and from the strength of the Canadian dollar.

                  Cabinetry. Net sales for the cabinetry sector increased from $43.4 million for the year ended February 28, 2005 to $43.7 million for the year ended February 28, 2006, an increase of $0.3 million, or 0.7%. This increase was due to the strength of the Canadian dollar and strong retail activity in Canada partly offset by the reduction of our sales in the United States due to our decision to consolidate our product offering and customer basis.

                  Spa. Net sales for the spa sector decreased from $56.0 million for the year ended February 28, 2005 to $53.9 million for the year ended February 28, 2006, a decrease of $2.1 million, or 3.8%. This decrease was due to weaker general market conditions encountered during the year mainly driven by mixed economic news.

         Cost of Goods Sold. Cost of goods sold increased from $359.9 million, or 70.2% of net sales, for the year ended February 28, 2005 to $385.7 million, or 73.8% of net sales, for the year ended February 28, 2006, an increase of $25.8 million, or 7.2%. This increase was mainly due to an increase in the cost of raw materials and freight, the strength of the Canadian dollar and restructuring and non-recurring expenses totaling $2.0 million.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $91.8 million for the year ended February 28, 2005 to $99.7 million for the year ended February 28, 2006, an increase of $7.9 million, or 8.5%. Selling, general and administrative expenses as a percentage of net sales increased from 17.9% for the year ended February 28, 2005 to 19.1% for the year ended February 28, 2006. Selling, general and administrative expenses for the year ended February 28, 2006 were impacted by restructuring and non-recurring expenses of $3.2 million compared to $4.6 million for the same period in 2005, offset by a foreign exchange gain and a gain on change in fair market value of derivatives for a total amount of $0.7 million compared to $10.5 million for the same period in 2005. The strength of the Canadian dollar also contributed to $3.4 million of this increase.

         Depreciation and Amortization. Depreciation and amortization increased from $19.5 million for the year ended February 28, 2005 to $21.2 million for the year ended February 28, 2006, an increase of $1.7 million, or 8.7%. This increase resulted primarily from the strength of the Canadian dollar and the change in the estimated useful life from 15 years to 5 years of the enterprise resource planning software, or ERPS.

         Goodwill impairment and impairment charge. The Company conducted its annual impairment test of goodwill and long-lived assets test for potential impairment. These tests resulted, for the cabinetry sector, in a non-cash pre-tax charge related to a goodwill impairment of $0.1 million and a non-cash pre-tax charge related to long-lived assets impairment of $3.5 million. No impairment resulted from these tests for the bathroom and spa sector.

         Interest Expense. Interest expense increased from $40.7 million for the year ended February 28, 2005 to $42.7 million for the year ended February 28, 2006, an increase of $2.0 million, or 5.0%. Interest expense as a percentage of net sales increased from 7.9% for the year ended February 28, 2005 to 8.2% for the year ended February 28, 2006. This increase was due to an increase in the relevant interest rate, partly offset by the prepayment of a portion of our long-term debt.

         Income (Loss) Before Income Taxes. Income (loss) before income taxes decreased $30.8 million from $0.7 million for the year ended February 28, 2005 to a loss of $30.1 million for the year ended February 28, 2006. Income (loss) before income taxes for the bathroom, cabinetry and spa sectors decreased from $4.2 million, $(2.6) million and $(0.9) million, respectively, for the year ended February 28, 2005 to $(16.3) million, $(10.9) million and $(2.9) million, respectively, for the year ended February 28, 2006. Income (loss) before income taxes as a percentage of net sales decreased from 0.1% for the year ended February 28, 2005 to (5.8)% for the year ended February 28, 2006, principally due to the factors described above.

         Income Taxes. The income taxes discussions are based on actual results. Our effective tax expense for the year ended February 28, 2006 was a recovery of $2.0 million. As part of our reconciliation of the effective tax expense to the tax expense determined based on statutory income tax rates for that period, which amounts to $11.5 million, we determined that our effective tax expense exceeded the statutory expense by approximately $9.5 million. The increase of $14.3 million of our tax expense results from additionnal valuation allowances taken against losses carried forward of our Canadian, U.S. and European subsidiaries in the approximate amount of $38.3 million since management evaluated such losses as being less likely than not to be realized. As a result of our corporate financing structure, which involves hybrid entities and an internal hybrid debt instrument, our tax expense was reduced by $7.4 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollars. Due to a legislative change in the statutory tax rate of certain foreign subsidiaries, our income tax expense increased by of $1.8 million. Finally, an increase in our income tax expense of $2.0 million relates to the use of lower income tax rates compared to the higher U.S. combined federal and state statutory income tax rate for our foreign subsidiaries. Lower foreign income tax rates would normally reduce our tax expense, but since these foreign subsidiaries are currently in a loss position, it effectively accounts for an increase of our tax expense. Such increase is however netted with various other differences including adjustments to prior years balances.

         Our effective tax expense for the 270-day period ended February 28, 2005 was $1.2 million. Such period is the first period in which our statutory rate was the U.S. combined federal and state income tax rate. In the previous periods, our financial statements were those of MAAX Inc. and a lower combined federal and provincial Canadian tax rate was in effect. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for the 270-day period ended February 28, 2005, one major difference accounts for a decrease in our income tax expense of $0.5 million and relates to the use of lower tax rates for our foreign subsidiaries compared to the U.S. statutory tax rate. Another major difference accounted for an increase in our income tax expense of $1.0 million and relates to the valuation allowances taken in respect of deferred tax assets on operating losses carried forward of our Canadian and European subsidiaries, management having evaluated such losses as being less likely than not to be realized. The current corporate financing structure that was established for the June 2004 Transactions, which involves hybrid entities and an internal hybrid debt instrument, reduced our tax expense by $0.7 million. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. The remaining difference is mostly due to non-deductible stock- option expenses and non-deductible expenses associated with the June 2004 Transactions that account for an increase in our income tax expense of $1.4 million.

         Our effective tax expense for the 95-day period ended on June 3, 2004 was $1.6 million. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, two major differences that accounted for an increase in our income tax expense of $1.5 million related to non-deductible stock option expenses and non-deductible expenses associated with the June 2004 Transactions. As a result of certain tax planning undertaken by MAAX Inc., our income tax expense was reduced by an aggregate amount of $2.1 million.

         Net Income (Loss). Net income (loss) decreased from $0.4 million for the year ended February 28, 2005 to a loss of $28.2 million for the year ended February 28, 2006, a decrease of $28.6 million. This decrease was the result of the items described above.

MAAX Inc. Consolidated Operating Results for the Year Ended February 29, 2004 Compared to MAAX Holdings' Pro Forma Consolidated Operating Results for the Year Ended February 28, 2005

         The pro forma consolidated statement of income for the year ended February 28, 2005 includes the financial data of MAAX Inc. and all of its subsidiaries from March 1, 2004 through June 3, 2004 and our financial data from June 4, 2004 through February 28, 2005, adjusted to give pro forma effect to the June 2004 Transactions and the December 2004 Transactions assuming they occurred as of March 1, 2004. The pro forma consolidated statement of income is presented on a different cost basis than the periods prior thereto, and therefore, the two periods are not comparable. Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

         Net Sales. Net sales increased from $489.0 million for the year ended February 29, 2004 to $512.5 million for the year ended February 28, 2005, an increase of $23.5 million, or 4.8%. This increase results from an increase in net sales of 4.6% in the bathroom sector, 8.0% in the cabinetry sector and 4.1% in the spa sector. Bathroom results were impacted by the discontinuation of some of the U.S. gelcoat business in certain home improvement centers. Spa results were impacted by last year's decision to withdraw our spa products from certain home improvement centers in the United States.

                  Bathroom. Net sales for the bathroom sector increased from $395.0 million for the year ended February 29, 2004 to $413.1 million for the year ended February 28, 2005, an increase of $18.1 million, or 4.6%. This increase results in part from price increases implemented during the year to compensate for increased costs of raw materials and volume growth.

                  Cabinetry. Net sales for the cabinetry sector increased from $40.1 million for the year ended February 29, 2004 to $43.4 million for the year ended February 28, 2005, an increase of $3.3 million, or 8.0%. This increase reflects the overall strong demand for our products in this sector.

                  Spa. Net sales for the spa sector increased from $53.9 million for the year ended February 29, 2004 to $56 million for the year ended February 28, 2005, an increase of $2.1 million, or 4.1%. This increase was due to strong sales to the Canadian retailer market and price increases implemented during the year to compensate for increased costs of raw materials.

         Cost of Goods Sold. Cost of goods sold increased from $341.2 million, or 69.8% of net sales, for the year ended February 29, 2004 to $359.9 million, or 70.2% of net sales, for the year ended February 28, 2005, an increase of $18.7 million, or 5.4%. This increase relates mainly to our 6.2% organic growth, the 5.7% strengthening of the Canadian dollar and the 4.8% increase in the cost of raw materials all contributed to the increase in cost of goods sold.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $76.5 million for the year ended February 29, 2004 to $91.8 million for the same period in 2005, an increase of $15.3 million, or 20.0%. Selling, general and administrative expenses as a percentage of net sales increased from 15.6% for the year ended February 29, 2004 to 17.9% for the same period in 2005. The February 28, 2005 results include a positive change in fair market value of derivatives of $6.3 million compared to $14.4 million in the previous fiscal year. Furthermore, a $1.5 million non-cash expense related to the new stock option program was recorded in fiscal year 2005. The remainder of the increase is due to volume growth and the strength of the Canadian dollar.

         Depreciation and Amortization. Depreciation and amortization increased from $15.6 million for the year ended February 29, 2004 to $19.5 million for the year ended February 28, 2005, an increase of $3.9 million, or 24.4%. Depreciation and amortization as a percentage of net sales increased from 3.2% for the year ended February 29, 2004 to 3.8% for the same period in 2005. This increase was primarily the result of additional depreciation and amortization expense due to an increase in value resulting from the revaluation at fair value of the acquired property plant and equipment and of other intangible assets of MAAX Inc.

         Interest Expense. Interest expense increased from $4.9 million for the year ended February 29, 2004 to $40.7 million for the year ended February 28, 2005, an increase of $35.8 million. Interest expense as a percentage of net sales increased from 1.0% for the year ended February 29, 2004 to 7.9% for the same period in 2005. This increase was due to our increased indebtedness following the consummation of the June 2004 Transactions and the December 2004 Transactions.

         Income Before Income Taxes. Income before income taxes decreased $45.5 million from $46.2 million for the year ended February 29, 2004 to $0.7 million for the year ended February 28, 2005. Income (loss) before income taxes for the bathroom, cabinetry and spa sectors decreased from $48.9 million and $5.6 million and increased from a loss of $8.3 million, respectively, for the year ended February 29, 2004 to $4.2 million, a loss of $2.6 million and a loss of $0.9 million, respectively, for the year ended February 28, 2005. Income before income taxes as a percentage of net sales decreased from 9.4% for the year ended February 29, 2004 to 0.1% for the year ended February 28, 2005, principally due to the factors described above.

         Income Taxes. The income taxes discussions are based on actual results. Our effective tax expense for the 270-day period ended on February 28, 2005 was $1.2 million. Such period is the first period in which our statutory rate was the U.S. combined federal and state income tax rate. In the previous periods, our financial statements were those of MAAX Inc. and a lower combined federal and provincial Canadian tax rate was in effect. This change accounts for a significant difference in the reconciliation of our effective tax expense. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for the 270-day period ended February 28, 2005, one major difference accounted for an increase in our income tax expense of $2.2 million and relates to the valuation allowances taken in respect of deferred tax assets on operating losses carried forward of our Canadian and European subsidiaries, management having evaluated such losses as being less likely than not to be realized. The current corporate financing structure that was established for the June 2004 Transactions, which involves hybrid entities and an internal hybrid debt instrument, reduced our tax expense by $712,000. Such effect is, however, sensitive to future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar. Other amounts, in the aggregate, accounted for a net reduction in our tax expense of $109,000.

         Our effective tax expense for the 95-day period ended on June 3, 2004 was $1.6 million. As part of our reconciliation of the effective tax expense to the amount based on the statutory rate for that period, two major differences that accounted for an increase in our income tax expense of $1.5 million related to non-deductible stock option expenses and non-deductible expenses associated with the June 2004 Transactions. As a result of certain tax planning undertaken by MAAX Inc., our income tax expense was reduced by an aggregate amount of $2.1 million.

         Net Income. Net income decreased from $32.0 million for the year ended February 29, 2004 to $0.4 million for the year ended February 28, 2005, a decrease of $31.6 million. This decrease was a result of the items described above.

Liquidity and Capital Resources

         We require capital primarily to fund capital expenditures related to purchases of plant and equipment, provide working capital, meet debt service requirements and finance our strategic plans.

         In connection with the June 2004 Transactions, we acquired all outstanding common shares of MAAX Inc. for a total cash consideration of $435,676,000 (including transaction costs) and a rollover of stock options of MAAX Inc. for stock options of ours with a fair value of $2,690,000. The transaction was funded by an investment of our Sponsors, certain consultants and members of our management, in the amount of $133,689,000, and by the issuance of long-term debt in the amount of $373,282,000. The excess of the financing received over the consideration paid was used to repay existing debt of MAAX Inc.

         On December 10, 2004, we issued $170,689,000 principal amount at maturity of 11.25% senior discount notes due 2012. The effective interest rate is 11.57%. The senior discount notes are our obligation, are not guaranteed by Beauceland, MAAX Corporation or any of our subsidiaries and are not secured. The net proceeds from the issuance of the senior discount notes was $105.1 million after deducting the initial purchaser's discount; $2.0 million payable to certain members of our management and the fees and expenses of the offering. The net proceeds of the offering of our senior discount notes were used to repurchase some of the equity interests from the holders thereof. Our ability to make payment on the senior discount notes is dependent on the earnings and the distribution of funds from our subsidiaries.

         Due primarily to a continued increase in raw material prices, specifically, the prices of oil, resin, acrylic, gelcoat and aluminum, and poor performance at our non-core cabinetry and spa sectors due to the stronger Canadian dollar and implementation of a turnaround plan for the cabinetry sector, and due to seasonal slowdown for the spa sector, we determined that it was likely that Beauceland and MAAX Corporation would not satisfy the interest coverage ratio, fixed charge coverage ratio and/or leverage ratio financial covenants set forth in MAAX Corporation's senior secured credit facility for the quarter ending May 31, 2006. To avoid the possibility of defaulting under MAAX Corporation's senior secured credit facility in such event, on May 30, 2006, we entered into an amendment to MAAX Corporation's senior secured credit facility, which provides that, if our Sponsors, certain of their affiliates and/or members of management invest at least $7.0 million directly or indirectly in the common equity of MAAX Corporation by July 15, 2006, the lenders will waive any such default. Our Sponsors have provided us with an equity commitment letter, pursuant to which they have agreed to make such investment. See Item 13. "Certain Relationships and Related Party Transactions -- Equity Commitment Letter." MAAX Corporation has agreed that the aggregate outstanding amount of loans and letters of credit under the revolving portion of MAAX Corporation's senior secured credit facility will not exceed C$30 million until such investment is made. In addition, the amendment increased the applicable margin of the term loan A to 2.75%, based on a grid pricing. The amendment also incoporates a new provision that allows MAAX Corporation in the future to utilize certain cash contributions to its common equity to cure a failure to satisfy the interest coverage ratio, fixed charge coverage ratio and/or leverage ratio financial covenants set forth in MAAX Corporation's senior secured credit facility. The cash contributions received would be deemed to increase Consolidated Adjusted EBITDA, and the financial covenants would then be recalculated using the increased Consolidated Adjusted EBITDA amount. If after such recalculation MAAX Corporation were in compliance with the subject covenants on a pro forma basis, MAAX Corporation would be deemed to have been in compliance therewith as of the relevant test date. MAAX Corporation may only utilize this cure right twice during each period of four consecutive fiscal quarters, and in each period of eight consecutive fiscal quarters, there must be at least four consecutive fiscal quarters in which such cure right is not utilized.

         Giving effect to the amendment discussed above, and subject to MAAX Corporation's continued compliance with the financial covenants in MAAX Corporation's senior secured credit facility, we believe cash flow from operations of MAAX Holdings' subsidiaries, available cash and borrowings under MAAX Corporation's senior secured credit facility will be adequate to meet our operating needs for at least the next 12 months. However, our business may not generate sufficient cash flow from operations, currently anticipated cost savings and operating improvements may not be realized on schedule, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the senior discount notes, or to fund our other liquidity needs. See "Item 1A.--Risk Factors--Risks Related to Our Indebtedness. We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet the obligations of MAAX Holdings under the senior discount notes."

         Cash Flows

         Operating Activities

         Cash flows from operating activities during the year ended February 28, 2006 were $44.7 million compared with $24.3 million for the same period in 2005. This increase resulted principally from a $23.3 million reduction in working capital in 2006 compared with a $2.2 million increase in working capital in 2005 and cash gains on our forward exchange contracts, partly offset by our lower profitability. The year over year working capital improvement comes from a favorable timing related to income tax payments of $22.2 million and accounts payable of $10.9 million.

         Cash flows from operating activities during the year ended February 28, 2005 were $24.3 million compared with $62.8 million for the same period in 2004. This decrease of $38.5 million was due to the outlay of transaction related costs and other non-recurring disbursements in an amount of $13.6 million, decreased net income and unfavorable timing related to income tax payments.

         Investing Activities

         Cash flows used in investing activities for the year ended February 28, 2006 were $12.0 million compared with $446.9 million for the same period in 2005. This decrease resulted from the acquisition of MAAX Inc. in fiscal year 2005 for consideration of $439.6 million, partly offset in fiscal year 2006 by the acquisition of a distribution network in the United Kingdom for $0.9 million and increased investments in other assets for an amount of $3.1 million, consisting mainly of in-store displays related to the launch of new products.

         Cash flows used in investing activities were $446.9 million in fiscal year 2005 compared with $17.1 million in fiscal year 2004. This increase of $429.8 million was due to $439.6 million related to the acquisition of MAAX Inc. and decreased capital expenditures.

         Financing Activities

         Cash flows from financing activities were an outflow of $38.1 million for the year ended February 28, 2006 compared with an inflow of $424.3 million for the same period in 2005. This decrease was due to the repayment of a portion of our long-term debt, representing mainly mandatory and voluntary repayments as well as to the consummation of the June 2004 Transactions and the offering of the senior discount notes in 2005.

         Cash flows from financing activities in fiscal year 2005 were an inflow of $424.3 million compared with an outflow of $43.8 million in fiscal year 2004. This increase was due to the consummation of the June 2004 Transactions and the offering of the senior subordinated notes.

         Net Debt Position

         Net debt, consisting of total debt less cash, amounted to $457.1 million as of February 28, 2006 compared with $467.8 million as of February 28, 2005, for a $10.7 million reduction, due to repayment of a portion of our long-term debt during the year ended February 28, 2006, partly offset by the accreted interest on the senior discount notes and the negative impact of the strengthening Canadian dollar.

         Capital Expenditures

         Capital expenditures, which include additions to property, plant and equipment, intangible assets and in-store displays that are included in other assets, increased by $4.8 million from $8.4 million for the year ended February 28, 2005 to $13.2 million for the year ended February 28, 2006. The higher expenditure levels in 2006 were attributable to increased investments in other assets in an amount of $3.1 million, consisting primarily of in-store displays related to the launch of new products and to a $2.0 million addition to intangible assets, consisting mainly of the acquisition of the distribution network in the United Kingdom for $0.9 million.

         MAAX Corporation's Senior Secured Credit Facility

         MAAX Corporation entered into a senior secured credit facility on June 4, 2004. MAAX Corporation's senior secured credit facility provides MAAX Corporation with up to C$50 million in available revolving borrowings. As of February 28, 2006, MAAX Corporation would have been able to use C$4.2 million without violating any of its debt covenants. MAAX Corporation's senior secured credit facility contains financial covenants and maintenance tests that are based on Consolidated Adjusted EBITDA (as defined in MAAX Corporation's senior secured credit facility) of Beauceland and its subsidiaries (including MAAX Corporation) on a consolidated basis, including a total leverage ratio test, an interest coverage ratio test, a fixed charge coverage ratio test and restrictive covenants, including restrictions on the ability of Beauceland, MAAX Corporation and the subsidiary guarantors to make capital expenditures. As of February 28, 2006, we were in compliance with these financial covenants and maintenance tests.

         The total leverage ratio test measures the Consolidated Total Debt (as defined in MAAX Corporation's senior secured credit facility) of Beauceland and its subsidiaries (including MAAX Corporation) on a consolidated basis to the Consolidated Adjusted EBITDA for the four quarter period ended as of the most recently concluded fiscal quarter, and was required to be no more than 6.00 to
1.00 at February 28, 2006. Beauceland's actual total leverage ratio at February 28, 2006 was 5.93 to 1.00.

         The interest coverage ratio test measures the ratio as of the last day of any fiscal quarter of Consolidated Adjusted EBITDA for the four quarter period then ended to Consolidated Cash Interest Expense (as defined in MAAX Corporation's senior secured credit facility) of Beauceland and its subsidiaries (including MAAX Corporation) on a consolidated basis, for such four fiscal quarter period, and was required to be no less than 2.00 to 1.00 at February 28, 2006. Beauceland's actual interest coverage ratio at February 28, 2006 was 2.01 to 1.00.

         The fixed charge coverage ratio test measures the ratio as of the last day of any fiscal quarter of Consolidated Adjusted EBITDA for the four quarter period then ended to Consolidated Fixed Charges (as defined in MAAX Corporation's senior secured credit facility) of Beauceland and its subsidiaries (including MAAX Corporation) on a consolidated basis for such four fiscal quarter period, and was required to be no less than 1.00 to 1.00 at February 28, 2006. Beauceland's actual interest coverage ratio at February 28, 2006 was 1.17 to 1.00.

         We have included information concerning Consolidated Adjusted EBITDA because this measure is used to evaluate compliance with covenants governing MAAX Corporation's senior secured credit facility. Under MAAX Corporation's senior secured credit facility, Consolidated Adjusted EBITDA represents income before income taxes, interest expense, and depreciation and amortization, and also adds or deducts, among other things, unusual or non-recurring items, restructuring and transaction fees. Consolidated Adjusted EBITDA is not a recognized term under U.S. GAAP. Consolidated Adjusted EBITDA should not be considered in isolation or as an alternative to net income, net cash provided by operating activities or other measures prepared in accordance with U.S. GAAP. Additionally, Consolidated Adjusted EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as such measure does not consider certain cash requirements such as capital expenditures, tax payments and debt service requirements. Consolidated Adjusted EBITDA, as included herein, is not necessarily comparable to similarly titled measures reported by other companies.

         On November 14, 2005, MAAX Corporation obtained an amendment under MAAX Corporation's senior secured credit facility with respect to the required total leverage ratio and the interest coverage ratio until the quarter ending May 31, 2007. Also, the applicable margin of the term loan B was increased to 3.0%, based on a grid pricing.

         Due primarily to a continued increase in raw material prices, specifically, the prices of oil, resin, acrylic, gelcoat and aluminum, and poor performance at our non-core cabinetry and spa sectors due to the stronger Canadian dollar and implementation of a turnaround plan for the cabinetry sector, and due to seasonal slowdown for the spa sector, we determined that it was likely that Beauceland and MAAX Corporation would not satisfy the interest coverage ratio, fixed charge coverage ratio and/or leverage ratio financial covenants set forth in MAAX Corporation's senior secured credit facility for the quarter ending May 31, 2006. To avoid the possibility of defaulting under MAAX Corporation's senior secured credit facility in such event, on May 30, 2006, we entered into an amendment to MAAX Corporation's senior secured credit facility, which provides that, if our Sponsors, certain of their affiliates and/or members of management invest at least $7.0 million directly or indirectly in the common equity of MAAX Corporation by July 15, 2006, the lenders will waive any such default. Our Sponsors have provided us with an equity commitment letter, pursuant to which they have agreed to make such investment. See Item 13. "Certain Relationships and Related Party Transactions -- Equity Commitment Letter." MAAX Corporation has agreed that the aggregate outstanding amount of loans and letters of credit under the revolving portion of MAAX Corporation's senior secured credit facility will not exceed C$30 million until such investment is made. In addition, the amendment increased the applicable margin of the term loan A to 2.75%, based on a grid pricing. The amendment also incoporates a new provision that allows MAAX Corporation in the future to utilize certain cash contributions to its common equity to cure a failure to satisfy the interest coverage ratio, fixed charge coverage ratio and/or leverage ratio financial covenants set forth in MAAX Corporation's senior secured credit facility. The cash contributions received would be deemed to increase Consolidated Adjusted EBITDA, and the financial covenants would then be recalculated using the increased Consolidated Adjusted EBITDA amount. If after such recalculation MAAX Corporation were in compliance with the subject covenants on a pro forma basis, MAAX Corporation would be deemed to have been in compliance therewith as of the relevant test date. MAAX Corporation may only utilize this cure right twice during each period of four consecutive fiscal quarters, and in each period of eight consecutive fiscal quarters, there must be at least four consecutive fiscal quarters in which such cure right is not utilized.

         MAAX Holdings' 11.25% Senior Discount Notes Due 2012

         On December 10, 2004, MAAX Holdings issued $170,689,000 principal amount at maturity of our 11.25% senior discount notes due 2012 to qualified institutional buyers in reliance on Rule 144A under the Securities Act and non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. No cash interest will accrue on the notes prior to December 15, 2008. Thereafter, cash interest on the notes will accrue at a rate of 11.25% per annum and be payable on June 15 and December 15 of each year. The first such payment will be made on June 15, 2009. The notes will mature on December 15, 2012. The notes have an initial accreted value of $644.45 per $1,000 principal amount at maturity of notes. The effective interest rate on the notes is 11.57%.

         The indenture governing MAAX Holdings' senior discount notes contains customary covenants, which restrict and limit MAAX Holdings' ability and the ability of its restricted subsidiaries with respect to, among other things, declaring or paying any dividends or making any other payment or distribution on account of MAAX Holdings' or any of its restricted subsidiaries' equity interests, purchasing, redeeming or otherwise acquiring or retiring for value any equity interests, making any payments on or with respect to, or purchasing, redeeming, defeasing or otherwise acquiring or retiring for value, any indebtedness of MAAX Holdings that is contractually subordinated to the notes, and making any restricted investments.

         MAAX Corporation's Senior Subordinated Notes Due 2012

         On June 4, 2004, MAAX Corporation issued $150.0 million of 9.75% senior subordinated notes due 2012 to qualified institutional buyers in reliance on Rule 144A under the Securities Act and non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. Commencing on December 15, 2004, interest became payable semi-annually in arrears on each June 15 and December 15. The indenture governing MAAX Corporation's senior subordinated notes contains customary covenants, similar to the covenants contained in the indenture governing the MAAX Holdings' senior discount notes, which restrict and limit Beauceland's ability and the ability of its restricted subsidiaries with respect to, among other things, declaring or paying any dividends or making any other payment or distribution on account of Beauceland's or any of its restricted subsidiaries' equity interests, purchasing, redeeming or otherwise acquiring or retiring for value any equity interests, making any payments on or with respect to, or purchasing, redeeming, defeasing or otherwise acquiring or retiring for value, any indebtedness of the issuer or any guarantor that is contractually subordinated to the notes or any guarantee, and making any restricted investments.

         Factoring Agreement

         Certain subsidiaries of ours are party to a Factoring Agreement with NatExport, a division of the National Bank of Canada that allows it, in its sole discretion, to discount accounts receivable of certain of our customers with credit ranging from C$1,400,000 to $10,000,000, depending upon the customer. The discount for each account receivable is equal to the sum of (1) the financing rate set forth in a financing letter executed in connection with each discount, multiplied by the amount of the account receivable, multiplied by the number of days that the account receivable remains outstanding, divided by 360 days (for

U.S. dollars) or 365 days (for Canadian dollars) and (2) all fees set forth in the applicable financing letter. The Factoring Agreement and MAAX Corporation's senior secured credit facility provides that the aggregate amount of accounts receivable outstanding pursuant to the Factoring Agreement will not exceed $15.0 million at any time. The cumulative sales of accounts receivable amounted to $46,912,560 in fiscal year 2004, $72,599,690 in fiscal year 2005 and $88,108,653 in fiscal year 2006. The Factoring Agreement will terminate on August 31, 2006, but may continuously be renewed thereafter for one year terms by agreement of the parties, provided that NatExport may terminate the Factoring Agreement at any time.

         Contractual Obligations and Other Commitments

         The following table summarizes our contractual obligations as of February 28, 2006 that require us to make future cash payments. Actual amounts may vary, depending on exchange rate fluctuations and other factors.

                                                                  Fiscal Year Ending
                                   -----------------------------------------------------------------------------------------------
                                    February      February      February      February      February
  Contractual                          28,           29,           28,           28,           28,
  Obligations                         2007          2008          2009          2010          2011       Thereafter     Total
------------------------------     -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                                                (dollars in thousands)
Long-Term Debt
  Obligations ................    $     7,012   $    15,938   $    26,088   $    35,190   $    48,305   $   323,733   $   456,266
Capital Lease
  Obligations ................            280           316            59             7             5            --           667
Operating Lease
  Obligations ................          5,992         4,604         2,577         1,511           317           131        15,132
Interest Commitments
  to
  Long-Term Debt .............         27,633        26,779        25,521        42,277        41,158        55,211       218,578
Interest Commitments
  to
  Capital Lease
  Obligations ................             47            23             2             1            --            --            73

         Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, Inventory Costs which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current period charges. In addition, SFAS No. 151 requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement became effective for us for inventory costs incurred on or after March 1, 2006. The impact of adopting SFAS No. 151 is not expected to be material on our consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued FASB No. 153, Exchanges of Non-monetary Assets, which eliminates an exception in Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, for recognizing non-monetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of non-monetary assets at fair value that do not have commercial substance. This statement became effective for the Company for non-monetary asset exchanges occurring on or after March 1, 2006. The adoption of this statement is not expected to be material to our consolidated financial position, results of operations or cash flows.

         In May 2005, FASB issued FASB No. 154, Accounting Changes and Error Corrections. FASB No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principles in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement became effective for us for all accounting changes and any error corrections occurring after March 1, 2006.

         SFAS No. 123 (revised 2004), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. We adopted the new provisions of FAS No. 123
(R) for our fiscal year beginning March 1, 2006. We do not expect the new provisions to have a significant impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Consequently, actual results could differ from these estimates. We believe that the following are some of the more critical areas requiring the use of management estimates.

         Goodwill

         Our operations are comprised of three operating segments that are also the reporting units because all of the components of each of the bathroom and spa segments have similar economic characteristics, and because the cabinetry segment has only one component. We have identified the components of our bathroom and spa segments as one level below an operating segment. These components have discrete financial information, but do not have a separate segment management. We aggregated the three components of the bathroom segment, namely, Canada, the United States and Europe, because they are economically similar based on the fact that they generally manufacture the same type of products, have the same manufacturing processes and serve the same types of customers through similar distribution networks. In addition, these three components operate in a similar manner and benefit from common research and development projects.

         We allocated the cost of the acquired business to the assets acquired and liabilities assumed based on their estimated fair value at the date of the acquisition. The excess of the cost of the purchase over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

         In order to allocate goodwill to the operating segments (reporting units), we have determined the fair value of each operating segment as part of the purchase price allocation using the discounted cash flow method. Subsequently, we have allocated the determined fair value of each of the operating segments to the individual tangible and intangible assets acquired and liabilities assumed of each such operating segment. Any excess of the purchase price allocation within each operating segment is the amount of goodwill assigned to that operating segment. The discounted cash flows were determined through consultations with professional business valuators and management's own experience and judgments, which are based on historical experience, current market trends and other information.

         Goodwill acquired in the June 2004 Transactions was allocated entirely to the bathroom segment since the fair values of the cabinetry and spa segments calculated using the discounted cash flow method showed that they were equal to the amounts allocated to the tangible and intangible assets acquired and liabilities assumed. The fair value of the bathroom segment calculated using the discounted cash flow method was significantly higher than the tangible and intangible assets acquired and liabilities assumed, which supports the goodwill allocated to the bathroom segment. The value attributed to goodwill for the bathroom segment reflects our strong position in the North American market, our ability to deliver certain products in less than five business days, our capacity to design and create innovative and highly profitable new products and the capacity of our senior management to create and implement strategies to perform well in the market. The discounted cash flows of the cabinetry and spa segments used to determine their fair value were negatively impacted because they were considered as non-core businesses in our strategy after the consummation of the June 2004 Transactions. We define non-core businesses as businesses that are not part of our growth and acquisition strategy. We intend to continue to operate and allocate resources to the cabinetry and spa segments as going concern operating segments to improve their operational efficiency. However, we do not intend to invest in the future growth of these segments.

         We evaluate goodwill for impairment on at least an annual basis and whenever events or circumstances indicate that the carrying amount may be less than the fair value. Impairment testing of goodwill is performed at each of our bathroom, cabinetry and spa business unit levels. The test involves two steps, the first of which is comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which we establish based on projected discounted future cash flows of the unit using a discount rate reflecting our average cost of funds. If the carrying amount of the reporting unit exceeds its fair value, a second test is performed to measure the amount of the impairment. The second test to measure the impairment of goodwill allocates the fair value determined in the first step to all assets and liabilities of the reporting unit and establishes the residual value of goodwill which is then compared to the carrying value. Any excess of carrying value of the goodwill over the "fair value" is considered impaired and written-off.

         In our determination of the impairment of goodwill, we base our estimates used in preparing the discounted cash flows on historical operations and a projection of future operations that includes various assumptions that we believe to be reasonable under the circumstances. In estimating future cash flows, we rely on recent historical data of cash flows by segment, including capital expenditures and generally a three to five percent long-term assumed growth rate of cash flows for periods that are projected. The assumptions made by management require a high degree of judgment and are inherently imprecise as such assumptions relate to future facts. Actual results may differ from these estimates. Furthermore, under different economic conditions and increasing competition, resulting in a significant decrease in our market share or the loss of a key customer, management would likely make different assumptions, which could result in a different fair value estimate and eventually in recognizing an impairment of our goodwill.

         The impairment tests performed on February 28, 2004 were conclusive and showed that the fair value of each segment exceeded its carrying values, except for the spas segment, for which an impairment was recognized. The impairment test performed on February 28, 2005 was conclusive and showed that the fair value of each segment exceeded its carrying value. The June 2004 Transactions triggered a valuation of the business segments as part of the purchase price allocation due to the changes in ownership and strategy and the fact that the cabinetry and spa segments were being considered as non-core segments. The impairment tests performed on February 28, 2006 were conclusive and showed that the fair value of each segment exceeded its carrying values, except for the cabinetry segment, for which an impairment was recognized.

         We estimate that future discounted cash flows projected for our operating segments are equal to their carrying values for the cabinetry and spa segments and exceed the carrying value for the bathroom segment.

         Intangible Assets

         Carrying values of intangible assets with finite lives acquired in business combinations and intangible assets with finite lives acquired individually or with a group of other assets are evaluated whenever events or changes in circumstances indicate that their carrying value amount may not be recoverable. If any indicators were present, a test for recoverability would be performed by comparing the carrying amount of the asset or group of assets to the net undiscounted cash flows expected to be generated from the asset or group of assets. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset and record an impairment, if any. We reevaluate the estimated useful life for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful life. In estimating future cash flows for brands, trademarks and distribution network, we estimate the royalties we would pay based on management's experience and the actual premium required by the market for comparable assets, less estimated cost to maintain the identified assets. Future cash flows related to the non-compete agreements are based on estimated lost revenue that could have occurred without such agreement and on management's experience. The ERPS is a recently acquired and developed system that is undergoing implementation throughout the bathroom sector of our company at every operating level. For the purpose of determining the recoverability, the ERPS is included with all assets and liabilities of the bathroom segment since this long-lived asset does not have identifiable cash flows that are largely independent from the cash flows of other assets and liabilities of the bathroom segment. Management has no indications that the net recoverable amount of the group of assets which includes the ERPS is less than its carrying value.

         Following management's analysis of the intangible assets of the cabinetry and spa segments and consultations with professional business valuators, no value was allocated to the intangible assets of those segments based on the fact that they do not have leading brand names that outperform others or that could generate a premium profit related to a brand name. In addition, management believes that the distribution network of the cabinetry and spa segments would not be sufficient to trigger a premium profit or to attract a competitor to use this distribution network.

         The weighted average useful life for distribution network is 23.9 years. Useful lives of amortizable intangible assets are determined based on facts, such as contractual rights and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. In assessing the useful life of the distribution network (including client relationships), management relied on the historical average client relationship of our major customers. The assessment of the ERPS useful life is based on the fact that the costs incurred in the implementation of this system represented the base on which future modules and upgrades will be built. This base will remain useful even in the event of future upgrades to the current software. The costs capitalized to our ERPS are comprised of the costs of the initial software that needs to be changed when the technology changes, however, the configuration and customization of the system will make it usable by us. There are some updates that are made to the initial software when changes in technology occur but the system is still configured and customized when updates are made. This customization allows us to modify the system when new needs occur and permits the system to be expanded in accordance with our growth plans.

         During the year ended February 28, 2006, we changed our estimate of the useful life of our ERPS from 15 years to 5 years to reflect additional information received on the remaining life of this asset. On an annual basis, this change represents an additional depreciation expense of $1,017,000. The ERPS has not been implemented throughout our cabinetry and spa segments, and we do not currently plan to implement our ERPS in our cabinetry and spa operating segments.

         The assumptions made by management require a high degree of judgment and are inherently imprecise as such assumptions relate to future facts. Actual results may differ from these estimates.

         Warranties

         Products sold are generally covered by a warranty for periods ranging from one to ten years. At the time of sale, we accrue a warranty reserve for estimated costs to provide parts or services to satisfy warranty obligations. Our estimate of costs to service warranty obligations is based on our own historical experience and our expectation of future conditions. To the extent we experience changes in warranty claim activity or costs associated with servicing these claims, our warranty accrual will be adjusted accordingly.

         Income Taxes

         We operate in Canada, the Netherlands and the United States and are subject to multiple tax legislations. Notwithstanding our consolidated results, consideration for the recognition of a valuation allowance was taken at each country level based on the specific expected and past performance, tax characteristics and anticipated economic conditions particular to each country.

         The deferred tax analysis is performed for each country on a stand alone basis. In order to measure the valuation allowance, the following analysis is performed:

         o All deferred tax assets are recorded (tax benefits of deductible temporary differences and operating loss or tax credit carry forwards).

         o The realization of tax benefits will depend on whether we will have sufficient taxable income within the carryback and carryforward period permitted by the tax law of the specific country to allow for utilization of the deductible amounts and loss carryforwards.

         We evaluate if the taxable income is sufficient to realize the tax assets by reviewing the following possible sources of taxable income:

         o Determining all taxable income in carryback years available (if carryback is permitted by the tax law of the specific country);

         o Performing an analysis on future reversals of existing taxable temporary differences;

         o        Estimating future taxable income in the related country; and

         o Evaluating tax-planning strategies that may be available to accelerate or delay taxable income or deductions.

         As a result of those analyses, we conclude (on a legal-entity-by-legal-entity basis or at the country level where a consolidated income tax return is required and filed) whether the realization of the tax benefits is more likely than not, and if negative, a valuation allowance is recorded.

         Implicit in this analysis was the identification of certain overwhelming negative evidence in the following countries that overcome any existence of positive evidence supporting the potential utilization of deferred tax assets for the particular tax legislations:

         Canada

         In total, for the Canadian legal entities, a provision of $2,516,000, mostly against deductible temporary differences, has been recorded on the basis that certain Canadian legal entities already have excessive loss carryforwards and/or expected losses for future years; accordingly, it is likely that any additional losses potentially could not be used. In addition, there are no tax planning strategies available at this time that would permit the realization of this tax asset. As the realization of this tax asset is not considered more likely than not, a valuation allowance has been provided.

         Netherlands

         The deferred tax assets resulting from losses carried forward related to the Netherlands were generated from operating losses sustained over many years. A valuation allowance of $515,000 has been recorded in light of management's analysis of the future sources of taxable income and on the basis that (a) the unused portion of the income tax losses exceeds the amount of loss carry-backs already applied to the maximum limit as permitted by existing taxation laws; (b) further losses are expected for future years and (c) there are no tax planning strategies available at this time that would permit the realization of those tax benefits.

         United States

         The remaining portion of the valuation allowance amounting to $11,295,000 is attributable to U.S. deferred tax assets, since management evaluated such losses as being less likely than not to be realized.

         In the reconciliation of our effective income tax expense to the applicable statutory rates, the line "Effect of the corporate financing structure" reduced our effective income tax rate in each period presented and results from additional tax deductions in connection with financing charges made possible by our international corporate structure. The line "Change in tax rate related to foreign income and other differences" comprises the difference in statutory income tax rates that prevail in the various countries in which we operate. As described in our consolidated financial statements, the changes in the statutory rates of our predecessor company are due to changes in applicable tax laws or regulations, whereas the change in our statutory rate compared to our predecessor company is due to the change of jurisdiction of incorporation of the reporting entity.

         Allowance for Doubtful Accounts

         We estimate the net collectability of accounts receivable, considering both historical and anticipated trends of trade deductions and returns taken by our customers and the possibility of non-collection due to the financial position of our customers. We regularly monitor credit risk exposure of our customers and take steps to mitigate the risk of loss.

         Provision for Obsolete Inventory

         We try to manage our inventory level taking into account anticipated sales and current market trends. We set up adequate provisions when we believe that we will not be able to realize the value of our inventory.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Currency Exchange Risk

         We are subject to inherent risks attributable to operating in a global economy. Our practice is to utilize financial instruments to manage foreign currency exchange rate risks when no natural hedge is available. Our forecasted Canadian denominated net cash flows for fiscal year 2007 are minimal, and we believe there is no need to enter into any foreign exchange forward contracts at this time.

         Interest Rate Risk

         We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to MAAX Corporation's senior secured credit facility. We have outstanding a C$90.5 million term loan A facility and a $100.1 million term loan B facility, bearing interest at variable rates. Each quarter point change in interest rates would result in approximately $0.4 million change in interest expense on our term loans. We also have a revolving loan facility which provides for borrowings of up to C$50 million which bear interest at variable rates. We have capped our exposure to variable interest rates with an interest rate agreement that provides a maximum floating LIBOR rate of 6% on a notional amount of $40 million through June 2007. These amounts are in addition to the notes with a fixed interest rate. In addition, in the future, we may enter into interest rate swaps or other derivative financial instruments to reduce interest rate volatility.

         Commodity Price Risk

         We require a regular supply of various raw materials, such as resins, gel coats, fiberglass, acrylic, high impact polystyrene, ABS plastic, thermoplastic, aluminum, steel, tempered glass, wood and particleboard, pumps, accessories and packaging materials. We purchase resins from various suppliers in both Canada and the U.S. Resins and gel coats are used to manufacture thermoplastic injected components. Fiberglass is purchased from various suppliers. One manufacturer supplies us with acrylic sheets and another with high impact polystyrene sheets. There are multiple suppliers of pumps, which are manufactured in the U.S., Mexico and China. Aluminum, steel and tempered glass are purchased from Canadian, U.S. and Asian suppliers. Wood is purchased primarily from local suppliers. Packaging materials are supplied locally.

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

Item 8.  Financial Statements and Supplementary Data

         The information called for by this Item 8 is included in Item 15, under "Financial Statements" and "Financial Statement Schedule" appearing at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         As of the end of the fiscal quarter ended February 28, 2006, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

         There have been no significant changes to our internal controls over financial reporting or in other factors that could significantly affect internal controls during the fiscal year ended February 28, 2006. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information about MAAX Holdings' and MAAX Corporation's executive officers and directors:

Name                                        Age    Position
----                                        ---    --------
Arthur Byrne...........................      60    Non-Executive Chairman of the Board of
                                                   Directors of MAAX Holdings and MAAX
                                                   Corporation
Andre Heroux...........................      48    President, Chief Executive Officer and
                                                   Director of MAAX Holdings and MAAX
                                                   Corporation
Denis Aubin............................      47    Executive Vice President, Chief Financial
                                                   Officer and Secretary of MAAX Holdings and
                                                   MAAX Corporation
Benoit Boutet..........................      43    Vice President and Corporate Controller of
                                                   MAAX Holdings and MAAX Corporation
Patrice Henaire........................      46    Corporate Vice President, Marketing and
                                                   Sales of MAAX Corporation
Terry Rake.............................      55    Corporate Vice President and Sector Head,
                                                   Spa and Cabinetry Sectors of MAAX
                                                   Corporation
Daniel Stewart.........................      44    Corporate Vice President and Sector Head,
                                                   Bathroom Sector of MAAX Corporation
Sophie Fortin..........................      49    Corporate Vice President, Human Resources
                                                   and Public Relations of MAAX Corporation
Richard Levesque.......................      47    Corporate Vice President, Operations and R&D
                                                   of MAAX Corporation
Michael Graham.........................      39    Director of MAAX Holdings and MAAX
                                                   Corporation
Andre LaForge..........................      46    Director of MAAX Holdings and MAAX
                                                   Corporation
James Rhee.............................      35    Director of MAAX Holdings and MAAX
                                                   Corporation
Steven Segal...........................      45    Director of MAAX Holdings and MAAX
                                                   Corporation

         Arthur Byrne has been the non-executive Chairman of the board of directors of MAAX Holdings and MAAX Corporation since June 4, 2004. He is an Operating Partner of J.W. Childs Associates, L.P., or JWC, and has been at JWC since 2002. Previously, he was Chairman, President and Chief Executive Officer of The Wiremold Company, or Wiremold, from 1991 to 2002. Prior to that time, he was a Group Executive with the Danaher Corporation, or Danaher, responsible for half its business from 1985 through 1991. At both Danaher and Wiremold, he was responsible for introducing and implementing "Lean Management" practices that resulted in strong gains at both companies. He is also non-executive Chairman of the Advisory Board at Esselte Group Holdings AB, Coldmatic Products International LLC and W/S Packaging Group, Inc.

         Andre Heroux is the President and Chief Executive Officer and a director of MAAX Holdings and MAAX Corporation. Mr. Heroux joined MAAX Inc. in April 1999 as Vice President, Operations. In September 1999, he was named Chief Operating Officer of MAAX Inc. and, in July 2001, he became the President and Chief Executive Officer of MAAX Inc. Prior to April 1999, Mr. Heroux was President and Chief Executive Officer of CDM Lamines Inc. Mr. Heroux was President and Chief Executive Officer of CDM Papier Decor from 1996 to 1999. Between 1994 and 1996, Mr. Heroux was Vice President and General Manager of Domtar's decorative panel division. He is also a director of the Canadian Institute of Plumbing and Heating.

         Denis Aubin is the Executive Vice President, Chief Financial Officer and Secretary of MAAX Holdings and MAAX Corporation. Mr. Aubin joined MAAX Inc. in 2004 as Executive Vice President and Chief Financial Officer. Prior to joining MAAX Inc., Mr. Aubin was Senior Vice President Finance of Quebecor World Inc. from 2000 to 2004. From 1997 to 2000 Mr. Aubin was Vice President and Treasurer of Cambior Inc.

         Benoit Boutet is the Vice President and Corporate Controller of MAAX Holdings and MAAX Corporation. Mr. Boutet joined MAAX Inc. in 2000 as Director of Finance and was promoted to his current position in March 2003. Prior to joining MAAX Inc., he was Director of Finance at Groupe Brochu Lafleur from 1997 to 2000, and from 1994 to 1997, he was Vice President Finance at Culinar.

         Patrice Henaire is the Corporate Vice President, Marketing and Sales of MAAX Corporation. Mr. Henaire joined MAAX Inc. in 2000 as Corporate Vice President Marketing and assumed responsibilities for R&D in 2001. Prior to joining MAAX Inc., he was Senior Vice President Marketing and Sales at Broan Nutone, from 1995 to 2000, and previously with Venmar as Marketing Manager for seven years.

         Terry Rake is the Corporate Vice President and Sector Head, Spa and Cabinetry Sectors of MAAX Corporation. Mr. Rake joined MAAX Inc. in 2000 as General Manager of MAAX Spas (Arizona), Inc. He was promoted to Vice President, General Manager-MAAX Spa Sector in 2001 and was promoted to his current position in 2005. Prior to joining MAAX Inc., he was President and Chief Executive Officer for LA Spas from 1996 to 1999.

         Daniel Stewart is the Corporate Vice President and Sector Head, Bathroom Sector of MAAX Corporation. Mr. Stewart joined MAAX Inc. in 1998 as General Manager of MAAX-KSD Corporation. In 2001, he became Vice President and General Manager, Bathroom Sector, Retail and was promoted to his current position in 2005. Prior to joining MAAX Inc., he was Plant Manager of a shower door manufacturing plant in Florida for five years. He was also a General Contractor for ten years.

         Sophie Fortin is the Corporate Vice President, Human Resources and Public Relations of MAAX Corporation. Ms. Fortin joined MAAX Corporation in 2005. Prior to joining MAAX Corporation, Ms. Fortin was the Corporate Vice President, Human Resources at Bristol Myers Squibb, a pharmaceutical corporation. Prior to that time, she was Corporate Vice President, Human Resources and Public Relations of Agropur from 1995 to 2000 and Vice President, Human Resources and Work Relations of Weston Canada from 1990 to 1995.

         Richard Levesque is the Corporate Vice President, Operations and R&D of MAAX Corporation. Mr. Levesque joined MAAX Corporation in 2004. Prior to joining MAAX Corporation, he was with the Wiremold Company for 23 years where he held various positions, including Vice President Operations, Vice President Market Development, Vice President and General Manager and Plant Engineer.

         Michael Graham has been a director of MAAX Holdings and MAAX Corporation since March 2004. He is a Vice President of OMERS Capital Partners and has been at OMERS since 2003. Previously, he was a Vice President, Investments with Working Ventures Canadian Fund Inc. from 1996 to 2003. From 1993 to 1996 Mr. Graham was employed by the National Bank of Canada and from 1989 to 1993 by HSBC Bank Canada.

         Andre LaForge has been a director of MAAX Holdings and MAAX Corporation since March 2004. He is a Senior Vice President and director of Perseis Private Equity General Partner Inc. and its predecessor Borealis Capital Corporation since September 2001. Previously, Mr. LaForge was a Senior Partner with KPMG Corporate Finance for ten years. From 1988 to 1990, Mr. LaForge was a Vice President and Principal with Canadian Corporate Funding Limited, a privately held Canadian merchant bank. Prior to 1988, Mr. LaForge was employed by the Royal Bank of Canada for five years. He is also a director of Cheneliere Education, Groupe Sante Sedna, Vansco Inc., Holiday Group Holdings and Coastal Value Fund.

         James Rhee has been a director of MAAX Holdings and MAAX Corporation since March 2004. Mr. Rhee was Secretary of MAAX Holdings and MAAX Corporation from March 2004 through June 4, 2004 and was a Vice President of MAAX Holdings and MAAX Corporation from June 2004 through November 29, 2004 and December 1, 2004, respectively. He is a Principal of J.W. Childs Associates, L.P. and has been at JWC since 2000. Previously, he was an Associate in the Mergers and Acquisitions Department of Merrill Lynch from 1998 to 2000. He is also a director of Pan Am International Flight Academy.

         Steven Segal has been a director of MAAX Holdings and MAAX Corporation since March 2004. Mr. Segal was President of MAAX Holdings and MAAX Corporation from March 2004 through June 4, 2004 and was a Vice President of MAAX Holdings and MAAX Corporation from June 2004 through November 29, 2004 and December 1, 2004, respectively. Mr. Segal is an Executive in Residence/Lecturer at Boston University School of Management since 2005. He was a founding Partner of J.W. Childs Associates, L.P. from 1995 to 2005 and is now a Special Limited Partner of JWC. Prior to that time, he was an executive at Thomas H. Lee Company from 1987 to 2005, most recently holding the position of Managing Director. He is also a director of Insight Health Services Corp., Universal Hospital Services, Inc. and The NutraSweet Company.

Board Committees

         MAAX Holdings, Beauceland and MAAX Corporation each have three committees of the board of directors: the Audit Committee, the Compensation Committee and the Executive Committee.

         Audit Committee. The members of our audit committee are Michael Graham, Andre LaForge and James Rhee. Mr. Rhee is the chairman and an audit committee financial expert. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; supervising the internal auditor in the performance of its duties; reviewing the results of our independent accountants' annual audit, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by our independent accountants; reviewing disclosures by our independent accountants concerning relationships with our company; pre-approving services provided to us by independent public accountants; reviewing the performance of our independent accountants and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws.

         Under current rules of public trading markets, such as NASDAQ and the New York Stock Exchange, our current audit committee would not be deemed to be comprised solely of independent directors, since one of our audit committee members is associated with JWC Fund III, one of our audit committee members is associated with OMERS and one of our audit committee members is associated with Perseis.

         Compensation Committee. The members of our compensation committee are Arthur Byrne, Andre LaForge and Steven Segal. Mr. Segal is the chairman. Our compensation committee makes recommendations to our board of directors concerning executive compensation and administers our stock option plans.

         Executive Committee. The members of our executive committee are Arthur Byrne, Andre Heroux, Andre LaForge and Steven Segal. Mr. Byrne is the chairman. Our executive committee is responsible for such matters as our board of directors may determine from time to time.

Compensation Committee Interlocks and Insider Participation

         Mr. Byrne is a party to our stockholders agreement, and is an affiliate of JWC Fund III, which is also a party to that stockholders agreement. Mr. Byrne is also an affiliate of JWC, which is a party to a management agreement with us.

         Mr. LaForge is an affiliate of Perseis, which is a party to our stockholders agreement. Mr. LaForge is also an affiliate of Perseis Partners Inc., which is a party to a management agreement with us.

         Mr. Segal is an affiliate of JWC Fund III, which is a party to our stockholders agreement. Mr. Segal is also an affiliate of JWC, which is a party to a management agreement with us. Mr. Segal was President of MAAX Holdings, Beauceland and MAAX Corporation from March 2004 through June 4, 2004 and was a Vice President of MAAX Holdings, Beauceland and MAAX Corporation from June 2004 through November 29, 2004, December 1, 2004 and December 1, 2004, respectively. Mr. Segal did not receive any compensation as an officer of MAAX Holdings, Beauceland or MAAX Corporation.

         For a further description of the transactions between the foregoing members of our compensation committee, their affiliates and us, see "Item 13. Certain Relationships and Related Party Transactions."

Code of Ethics

         We have adopted a Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer and senior financial officers. A copy of the Code of Ethics is available to any person upon request, at no cost, by writing to or telephoning us at the following address: MAAX Holdings, Inc., 9224 73rd Avenue North, Brooklyn Park, Minnesota 55428, (800) 328-2531. If we make substantive amendments to the Code of Ethics or grant any waiver, we will disclose the nature of such amendment of waiver on our website at www.maax.com within five business days of such amendment or waiver.

Item 11. Executive Compensation

         The following table sets forth all compensation awarded to, earned by or paid for services rendered to MAAX Holdings and its subsidiaries, in all capacities during the fiscal year ended February 28, 2006, by our President and Chief Executive Officer and our most highly compensated executive officers at February 28, 2006.

                           Summary Compensation Table
                                                                          Long-Term
                                                                         Compensation
                                  Annual Compensation                       Awards

                                                            Other         Securities
                                                            Annual        Underlying    All Other
                                  Salary       Bonus     Compensation    Options/SARs  Compensation
                          Year      (g)         (g)        (a) (g)            (#)          (g)
                          ----   ---------   ---------   -----------      ----------   ----------
Andre Heroux              2006     520,000     322,400            --              --           --
                          2005     500,000     281,250     1,191,111(b)      260,960           --
President and Chief
Executive Officer of
MAAX Holdings,
Beauceland and MAAX
Corporation and
President of certain
subsidiaries

Denis Aubin               2006     309,000      95,790            --             --            --
                          2005     300,000     112,500       302,719(d)      26,624            --
Executive Vice
President, Chief
Financial Officer and
Secretary of MAAX
Holdings, Beauceland
and MAAX Corporation
and officer of certain
subsidiaries

Jean Rochette             2006      46,247          --            --             --       525,000(f)
                          2005     300,000     200,500       284,046(d)      45,644(e)          --
Former Vice President
and General Manager,
Bathroom Products
Sector of MAAX
Corporation (c)

Daniel Stewart            2006     300,129      93,000            --          7,987            --
                          2005     195,000     206,299       162,508(d)      24,764            --
Corporate Vice
President and Sector
Head, Bathroom Sector
of MAAX Corporation
and President of
certain subsidiaries

Sophie Fortin             2006     225,000      69,750            --             --            --
                          2005      17,308       6,272            --         10,000            --
Corporate Vice
President, Human
Resources and Public
Relations of MAAX
Corporation (h)

Richard Levesque          2006     190,000      58,900            --             --            --
                          2005      42,692      20,628            --         14,000            --
Corporate Vice
President, Operations
and R&D of MAAX
Corporation (i)

------------------


(a) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(b) Includes (i) C$1,136,174 in connection with the December 2004 Transactions and (ii) C$54,937 for director's fees, car allowance and pension plan.

(c) Mr. Rochette's employment with MAAX Corporation was terminated on March 25, 2005.

(d)  Includes amounts paid in connection with the December 2004 Transactions.

(e) In connection with the termination of employment of Mr. Rochette, Mr. Rochette exercised his exercisable options and MAAX Holdings repurchased the shares issued in connection with such exercise from Mr. Rochette on March 25, 2005. The unexercisable options have lapsed.

(f) Reflects lump sum severance payment. See "Item 13. Certain Relationships and Related Party Transactions -- Severance and Retention Arrangements" for additional information.

(g) Amounts in Canadian dollars with respect to Andre Heroux, Denis Aubin, Jean Rochette and Sophie Fortin.

(h) Ms. Fortin became Corporate Vice President, Human Resources and Public Relations of MAAX Corporation on January 31, 2005.

(i) Mr. Levesque became Corporate Vice President, Operations and R&D of MAAX Corporation on November 24, 2004.

Stock Options

The following table sets forth information concerning the grant of stock options to each of the named executive officers in the fiscal year ended February 28, 2006:

                     Option/SAR Grants in Last Fiscal Year



                                       Individual Grants
                     ----------------------------------------------------     Potential Realizable
                                    Percent of                                      Value at
                     Number of        Total                                  Assumed Annual Rates of
                     Securities    Options/SARs                                   Stock Price
                     Underlying     Granted to    Exercise                       Appreciation for
                    Options/SARS   Employees in      or                            Option Term
                    Granted (#)    Fiscal Year   Base Price  Expiration     --------------------------
Name                    (a)            2006        ($/Sh)       Date           5% ($)      10% ($)
------------------   ----------   -------------   ---------- ------------   ------------   -----------
Andre Heroux....            --           --             --          --             --            --
Denis Aubin.....            --           --             --          --             --            --
Jean Rochette(b)            --           --             --          --             --            --
Daniel Stewart..         7,987          100%        $16.56     7/13/15         83,181       210,796
Sophie Fortin               --           --             --          --             --            --
Richard Levesque            --           --             --          --             --            --

------------------

(a)  These options were granted under our 2004 Stock Option Plan.

(b) Mr. Rochette's employment with MAAX Corporation was terminated on March 25, 2005.

         The following table sets forth the number of shares covered by both exercisable and nonexercisable stock options by the named executive officers as of February 28, 2006. Also reported are the values of "in the money" options which represent the positive spread between the exercise price of any existing stock options and the stock price as of February 28, 2006.

                 Aggregated Option/SAR Exercises in Last Fiscal
                   Year and Fiscal Year End Option/SAR Values

                                                Number of Securities        Value of Unexercised
                       Shares                   Underlying Unexercised    In-The-Money Options/SARs
                      Acquired                  Options/SARS at Fiscal     at Fiscal Year End 2006
                         on        Value           Year End 2006 (#)               ($) (a)
                      Exercise    Realized   --------------------------  ----------------------------
Name                     (#)        ($)      Exercisable  Unexercisable  Exercisable    Unexercisable
------------------    --------  ----------   -----------  -------------  -----------    -------------
Andre Heroux......       --          --        160,855      100,105      $ 1,845,943    $         0
Denis Aubin.......       --          --          1,597       25,027      $         0    $         0
Jean Rochette(b)..       --          --             --           --      $         0    $         0
Daniel Stewart....       --          --          7,245       25,506      $   101,402    $         0
Sophie Fortin            --          --            600        9,400      $         0    $         0
Richard Levesque         --          --            840       13,160      $         0    $         0

------------------

(a) Calculated using the price per share in the June 2004 Transactions. Since there is no public market for MAAX Holdings' equity securities, any other estimate of the fair value of a share would be subject to a number of factors, including, without limitation, the amount of our outstanding indebtedness, the impact of raw material prices on earnings, the fact that valuations are dynamic and subject to fluctuations based on ongoing performance, and is therefore inherently unreliable.

(b) In connection with the termination of employment of Mr. Rochette, Mr. Rochette exercised these options and MAAX Holdings repurchased the shares issued in connection with such exercise from Mr. Rochette on March 25, 2005. The unexercisable options have lapsed.

Director Compensation

         During fiscal year 2006, no member of the board of directors received compensation for service on the board, other than expense reimbursement.

Employment Agreements

         On June 4, 2004, MAAX Corporation entered into an employment agreement with Andre Heroux, which will continue indefinitely unless terminated by either party. Mr. Heroux is the President and Chief Executive Officer of MAAX Holdings, Beauceland, MAAX Corporation and President of certain of our subsidiaries and is entitled to an annual base salary of C$500,000, subject to annual review by the board of directors, and certain fringe benefits. In addition to his annual base salary, Mr. Heroux is entitled to a bonus of up to 100% of his annual base salary, based on the achievement of certain targets as jointly determined by our board of directors and Mr. Heroux, and Mr. Heroux participates in our 2004 stock option plan. In connection with the June 2004 Transactions, Mr. Heroux rolled over a portion of his MAAX Inc. stock options into stock options of MAAX Holdings with a value of approximately C$1.5 million as of the closing date of the June 2004 Transactions. In addition, Mr. Heroux received a one-time grant of stock options to purchase shares of our series A preferred stock. For the year ended February 28, 2006, Mr. Heroux is entitled to receive or has received a bonus of C$324,000.

         If Mr. Heroux's employment is terminated by us without cause (as defined in the agreement) or by reason of Mr. Heroux's disability or by Mr. Heroux for good reason (as defined in the agreement), Mr. Heroux will be entitled to continued payments of salary and benefits for an 18-month period from the date of termination, an amount equal to 1.5 times his base salary in the year in which termination occurs, payable over an 18-month period, payment for services previously rendered and a pro rata portion of his bonus in respect of the portion of the year which has elapsed at the time of termination, if at the end of such year we meet the targets required for Mr. Heroux to receive a bonus had he remained employed at the end of such year. If Mr. Heroux's employment is terminated by us for cause, he will not be entitled to any benefits or payments, other than payments for services previously rendered. If Mr. Heroux terminates his employment without good reason or his employment is terminated as a result of his death, he or his successor, as the case may be, will be entitled to payment for services previously rendered and a pro rata portion of his bonus in respect of the portion of the year which has elapsed at the time of termination, if at the end of such year we meet the targets required for Mr. Heroux to receive a bonus had he remained employed at the end of such year. In addition, his employment agreement contains confidentiality restrictions during and after the term of the agreement and non-competition, non-solicitation and non-disparagement provisions during the term of the agreement and for 18 months thereafter.

         Each of Denis Aubin, Benoit Boutet, Patrice Henaire, Terry Rake, Daniel Stewart, Richard Levesque and Sophie Fortin has an employment agreement with MAAX Corporation or one of its subsidiaries, which will continue indefinitely unless terminated by either party. Under the employment agreements, Messrs. Aubin, Boutet, Henaire, Rake, Stewart and Levesque and Ms. Fortin are each entitled to an annual base salary of C$309,000, C$185,797, C$182,250, $190,000,
$300,000, $190,000 and C$225,000, respectively, and certain fringe benefits. In addition to the annual base salary paid to each executive, each executive is entitled to a bonus up to 50% of his annual base salary based on the achievement of certain performance targets and entitled to participate in MAAX Holdings' 2004 stock option plan. In connection with the June 2004 Transactions, Messrs. Boutet, Henaire and Rake rolled over their MAAX Inc. stock options into stock options of MAAX Holdings with a value of approximately C$1.0 million. If any of Messrs. Aubin, Boutet, Henaire, Rake, Stewart and Levesque and Ms. Fortin is terminated without cause, such executive will be entitled to continued payments of salary and targeted bonus for one year. For the year ended February 28, 2006, Messrs. Aubin, Boutet, Henaire, Rake, Stewart and Levesque and Ms. Fortin are entitled to receive or have received bonuses of C$95,790, C$57,597, C$59,456, $58,900, $93,000, $58,900 and C$69,750, respectively. Effective as of March 25,
2005 and July 29, 2005, respectively, Jean Rochette's and Guy Berard's employment with MAAX Corporation was terminated as described in this report in "Item 13. Certain Relationships and Related Party Transactions -- Severance and Retention Arrangements."

Benefit Plans

2004 Stock Option Plan

         All of the outstanding options previously issued under the MAAX Inc. Senior Executives and Management stock option plan were either exercised, or, with respect to certain members of our management, converted into options exercisable for shares under MAAX Holdings' 2004 stock option plan upon consummation of the June 2004 Transactions. Under MAAX Holdings' 2004 stock option plan, we have available for grant options to purchase approximately 9% of MAAX Holdings' common stock on a fully-diluted basis in addition to approximately $2.7 million of rollover option fair value as of the closing date of the June 2004 Transactions to certain members of our management, including a one-time option grant to Mr. Heroux to purchase shares of MAAX Holdings' series A preferred stock. The plan provides for the grant of nonqualified stock options to any of our full or part-time employees, including officers and directors, consultants and independent contractors. The exercise price of options granted under the plan is generally equal to the fair market value of our common stock on the date such options are granted, as determined by MAAX Holdings' board of directors, however, the board has discretion to issue options at exercise prices lower or higher than fair market value. The plan is administered by MAAX Holdings' board of directors and by our compensation committee.

         While the terms of the options granted under this plan are determined at the time of grant, the stock options will expire ten years after grant. New stock options are comprised of two general types: (1) options with fixed vesting schedules and (2) options that vest upon the achievement of established performance targets. Upon a holders' termination from employment, all options terminate immediately, except in the case of termination by us without cause (as defined in the option agreement) or upon the holders' death or disability or by the holder for good reason (as defined in the option agreement), in which case vested options remain exercisable for a period of time after termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         MAAX Holdings' capital stock consists of common stock, par value $0.01 per share, and series A preferred stock, par value $0.01 per share. MAAX Holdings' common stock consists of common stock and class A common stock which are identical in all respects, except that the class A common stock is not entitled to vote in the election of directors. The only stockholder that holds class A common stock is OMERS. The series A preferred stock is redeemable under certain circumstances, does not have voting rights, no shares of series A preferred stock have been issued and Mr. Heroux is the only stockholder who has options to purchase our series A preferred stock.

         JWC Fund III, Perseis and OMERS hold approximately 98.7% of the outstanding common stock prior to dilution for options. MAAX Holdings made approximately 9% of its equity on a fully-diluted basis available to certain consultants, members of our management and one of our directors through its 2004 stock option plan, in addition to approximately $2.7 million of rollover option fair value as of the closing date of the June 2004 Transactions to certain members of our management, including a one-time option grant to Mr. Heroux to purchase shares of MAAX Holdings' series A preferred stock.

         The following table sets forth certain information regarding the beneficial ownership of MAAX Holdings' capital stock by (a) JWC Fund III, Perseis and OMERS, (b) MAAX Holdings' directors and named executive officers, and (c) all directors and executive officers described above as a group. Except as otherwise noted in "Item 13. Certain Relationships and Related Party Transactions," we know of no agreements among MAAX Holdings' stockholders which relate to voting or investment power over MAAX Holdings' capital stock or any arrangement the operation of which may at a subsequent date result in a change of control of our company.

         Beneficial ownership is determined in accordance with the rules of the SEC, and includes direct and indirect voting power and/or investment power with respect to securities. Shares of capital stock subject to options which are exercisable within 60 days of May 15, 2006, are deemed outstanding for purposes of computing the beneficial ownership of the person holding such options, but are not deemed outstanding for purposes of computing the beneficial ownership of any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to the shares shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is c/o MAAX Holdings, 9224 73rd Avenue North, Brooklyn Park, Minnesota 55428.

                                                                                  Percentage of
                                                               Number of Shares       Shares
                                                                 Beneficially      Beneficially
Beneficial Owner                                                     Owned            Owned
----------------                                                ---------------   ----------------
Andre Heroux(1)................................................       167,244            5.4%
Denis Aubin(2).................................................         9,862              *
Benoit Boutet(3)...............................................         8,503              *
Patrice Henaire(4).............................................        10,489              *
Jean Rochette(5)...............................................            --              *
Guy Berard(6)..................................................         5,949              *
Terry Rake(7)..................................................         5,768              *
Daniel Stewart(8)..............................................        17,898              *
Sophie Fortin(9)...............................................         7,850              *
Richard Levesque(10)...........................................         5,370              *
Arthur Byrne(11)(12)...........................................     1,613,739           52.3%
Michael Graham(13)(14).........................................       611,559           19.8%
Andre LaForge(15)(16)..........................................       611,559           19.8%
James Rhee(12)(17).............................................     1,609,745           52.1%
Steven Segal(12)(18)...........................................     1,609,745           52.1%
Perseis Private Equity Limited Partnership(16)(19).............       489,247           15.9%
Perseis (QLP) Private Equity Limited Partnership(16)(19).......       122,312            4.0%
J.W. Childs Equity Partners III, L.P.(12)(20)..................     1,575,617           51.0%
J.W. Fund III Co-Invest LLC(12)(20)............................        34,128            1.1%
Ontario Municipal Employees Retirement Board(14)(21)...........       611,559           19.8%
All executive officers and directors as a group (15 persons)...     3,075,790           99.6%

------------------

*    Amount represents less than 1% of our capital stock.

(1) Includes (i) 124,249 shares of common stock issuable upon exercise of options and (ii) 42,995 shares of preferred stock issuable upon exercise of options.

(2) Includes (i) 6,667 shares of common stock and (ii) 3,195 shares of common stock issuable upon exercise of options.

(3) Includes (i) 1,333 shares of common stock and (ii) 7,170 shares of common stock issuable upon exercise of options.

(4) Includes (i) 3,000 shares of common stock and (ii) 7,489 shares of common stock issuable upon exercise of options.

(5) In connection with the termination of Mr. Rochette's employment, we repurchased 24,576 shares of common stock from Mr. Rochette on March 25, 2005.

(6) Includes (i) 4,170 shares of common stock and (ii) 1,780 shares of common stock issuable upon exercise of options. Mr. Berard's employment with MAAX Corporation was terminated on July 29, 2005.

(7)  Includes 5,768 shares of common stock issuable upon exercise of options.

(8) Includes (i) 9,056 shares of common stock and (ii) 8,842 shares of common stock issuable upon exercise of options.

(9) Includes (i) 7,250 shares of common stock and (ii) 600 shares of common stock issuable upon exercise of options.

(10) Includes (i) 4,530 shares of common stock and (ii) 840 shares of common stock issuable upon exercise of options.

(11) Includes (i) 3,994 shares of common stock issuable upon exercise of options and (ii) 1,575,617 shares of common stock held by J.W. Childs Equity Partners III, L.P. and its affiliates and 34,128 shares of common stock held by JWC Fund III Co-Invest LLC which Mr. Byrne may be deemed to beneficially own by virtue of his position as an Operating Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners III, L.P. and its affiliates. Mr. Byrne disclaims beneficial ownership of the shares held by J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest LLC.

(12) The address for these stockholders is c/o J.W. Childs Associates, L.P., 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199-7610.

(13) Includes (i) 311,559 shares of common stock and (ii) 300,000 shares of class A common stock held by Ontario Municipal Employees Retirement Board which Mr. Graham may be deemed to beneficially own by virtue of his position as a Vice President of OMERS Capital Partners. Mr. Graham disclaims beneficial ownership of the shares held by Ontario Municipal Employees Retirement Board.

(14) Includes (i) 311,559 shares of common stock and (ii) 300,000 shares of class A common stock held by Ontario Municipal Employees Retirement Board. The address for this stockholder is c/o OMERS, One University Avenue, Suite 700, Toronto, Ontario M5J 2P1.

(15) Includes 489,247 shares of common stock held by Perseis Private Equity Limited Partnership and Perseis (QLP) Private Equity Limited Partnership which Mr. LaForge may be deemed to beneficially own by virtue of his position as a Senior Vice President, director and shareholder of Perseis Private Equity General Partner Inc., the sole general partner of the aforementioned limited partnership. Mr. LaForge disclaims beneficial ownership of the shares held by Perseis Private Equity Limited Partnership and Perseis (QLP) Private Equity Limited Partnership.

(16) The address for these stockholders is c/o Perseis Partners Inc., The Flatiron Building, Suite 300, 49 Wellington Street East, Toronto, Ontario M5E 1C9. Perseis Partners Inc., is the manager of Perseis Private Equity Limited Partnership and Perseis (QLP) Private Equity Limited Partnership.

(17) Includes 1,575,617 shares of common stock held by J.W. Childs Equity Partners III, L.P. and its affiliates and 34,128 shares of common stock held by JWC Fund III Co-Invest LLC which Mr. Rhee may be deemed to beneficially own by virtue of his position as a Vice President of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners III, L.P. and its affiliates. Mr. Rhee disclaims beneficial ownership of the shares held by J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest LLC.

(18) Includes 1,575,617 shares of common stock held by J.W. Childs Equity Partners III, L.P. and its affiliates and 34,128 shares of common stock held by JWC Fund III Co-Invest LLC which Mr. Segal may be deemed to beneficially own by virtue of his position as a Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners III, L.P. and its affiliates. Mr. Segal disclaims beneficial ownership of the shares held by J.W. Childs Equity Partners III, L.P. and JWC Fund III Co-Invest LLC.

(19) The directors of Perseis Private Equity General Partner Inc., Mr. LaForge, Ian Collier, Gerry McGrath, Christopher Bardsley, Bruce Hetherington, Scott Sinha and David Grant, have and share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities. These individuals disclaim beneficial ownership of the shares held by these entities.

(20) John W. Childs, Michael N. Cannizarro, Glenn A. Hopkins, Jerry D. Horn, Raymond B. Rudy, Dana L. Schmaltz, Adam L. Suttin, William E. Watts, Edward
     D. Yun, Jeff Teschke, Mark J. Tricolli, Stephanie Mansfield-Rourke, Allan Dowds, David A. Fiorontino, Kam S. Leong, Kelvin Yao and the persons indicated by notes (11), (17) and (18) above have and share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities. These individuals disclaim beneficial ownership of the shares held by these entities.

(21) OMERS Capital Partners Inc., as manager of the private equity assets of Ontario Municipal Employees Retirement Board (the registered and beneficial holder of the common and class A common stock), has voting and investment control over the shares held by this entity.

Equity Compensation Plan Information

         The following table summarizes as of February 28, 2006 the shares of MAAX Holdings' common stock and series A preferred stock subject to outstanding awards or available for future awards under MAAX Holdings' equity compensation plan.

                                                                                Number of Shares
                                                                                   Remaining
                                                                                   Available
                                                                                   For Future
                                                                                    Issuance
                                                 Number of                        Under Equity
                                                   Shares         Weighted        Compensation
                                                to be Issued       Average           Plans
                                                    Upon       Exercise Price      (Excluding
                                                Exercise of          of              Shares
                                                Outstanding      Outstanding    Reflected in the
Plan Category                                     Options          Options       First Column)
-------------                                   -----------    --------------   ----------------
Equity compensation plan approved
  by stockholders...........................       407,866           $12.82          36,834 (1)
Equity compensation plan not approved
  by stockholders...........................          --               --              --
Total.......................................       407,866           $12.82          36,834

------------------

(1)  Represents shares remaining available under our 2004 stock option plan.

Item 13. Certain Relationships and Related Party Transactions

Equity Commitment Letter

         Pursuant to an equity commitment letter, dated as of May 30, 2006, among MAAX Holdings, Beauceland and our Sponsors, our Sponsors have committed to invest up to $7.0 million in the aggregate in equity securities of MAAX Holdings for the purpose of satisfying the conditions of the lenders' waiver under the amendment to MAAX Corporation's senior secured credit facility described under the captions "Business -- Recent Developments," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- MAAX Corporation's Senior Secured Credit Facility."

Stockholders Agreement

         Our Sponsors and all of MAAX Holdings' stockholders, including each of MAAX Holdings' executive officers and directors who own shares of MAAX Holdings' capital stock or stock options and the stockholders affiliated with the Sponsors, are parties to a stockholders agreement governing certain aspects of the relationship among the parties and their ownership of MAAX Holdings' capital stock. The stockholders agreement includes provisions relating to restrictions on issue or transfer of shares, call rights, put rights, tag-along rights, drag-along rights, pre-emptive rights, rights of first offer, rights of first refusal, registration rights, other special corporate governance provisions (including the right of our Sponsors to veto various corporate actions) and the election of directors. In the event of the termination of employment of a stockholder who is a member of management, MAAX Holdings, or another person designated by MAAX Holdings, may purchase the shares of stock held by the terminated employee. If neither MAAX Holdings nor its designee purchases the shares of stock held by the terminated employee, the Sponsors will be entitled to do so on a pro rata basis. If no such person elects to purchase the shares held by the terminated employee, the employee may force MAAX Holdings or its designee to purchase the shares of stock held by the employee.

Management Agreement

         MAAX Holdings and MAAX Corporation are parties to a Management Agreement with the Sponsors under which MAAX Corporation paid a one-time fee equal to $4.6 million to be shared pro rata among the Sponsors in connection with the June 2004 Transactions. In exchange for providing financial and strategic corporate planning consulting services, the Sponsors receive consulting fees of an aggregate of approximately $54,000 per month, plus out-of-pocket expenses.

Employment Agreements

         MAAX Corporation or MAAX Inc. or one of its subsidiaries entered into employment agreements with Messrs. Heroux, Aubin, Boutet, Henaire, Rake, Stewart and Levesque and Ms. Fortin, all of which are described in this report in "Item
11. Executive Compensation -- Employment Agreements."

Director Compensation

         During fiscal year 2006, no member of the board of directors received compensation for service on the board, other than expense reimbursement.

Severance and Retention Arrangements

         Effective as of March 25, 2005, MAAX Corporation entered into a separation agreement with Mr. Rochette. Pursuant to the terms of the separation agreement, MAAX Corporation paid Mr. Rochette a lump sum of C$525,000 in April 2005 and agreed to provide Mr. Rochette with life and medical insurance benefits for a six-month period. MAAX Corporation also transferred to Mr. Rochette title to the company car previously used by him. In addition, on April 1, 2005, MAAX Holdings repurchased from Mr. Rochette an aggregate of 24,576 shares of common stock for a purchase price of $16.56 per share. Options to purchase 26,624 shares of common stock previously held by Mr. Rochette lapsed as a result of the termination of Mr. Rochette's employment.

         Effective as of July 29, 2005, Mr. Berard's employment with MAAX Corporation was terminated. On September 7, 2005, MAAX Corporation paid Mr. Berard a lump sum of C$185,000. Options to purchase 5,325 shares of common stock previously held by Mr. Berard lapsed as a result of the termination of Mr. Berard's employment.

Item 14. Principal Accountant Fees and Services

         The following table sets forth the aggregate fees billed to MAAX Holdings and its predecessor company, MAAX Inc., for professional audit services rendered by KPMG for the audit of our annual consolidated financial statements for the fiscal years ended February 28, 2005 and February 28, 2006, the review of the consolidated financial statements included in our quarterly reports for such periods and fees billed for other services rendered by KPMG for such periods. Fees include amounts related to the year indicated which may differ from amounts billed.

                                                          Fiscal Year Ended
                                                      ------------------------
                                                      February 28,  February 28,
                                                         2005          2006
                                                      -----------    ---------
                                                       (dollars in thousands)
Audit Fees(1)......................................   $       538    $     676
Audit-Related Fees(2)..............................           546           27
Tax Fees(3)........................................           896          599
                                                      -----------    ---------
                                                      $     1,980    $   1,302

------------------

(1) The Audit Fees consist of fees billed for professional services rendered in connection with the audit of MAAX Holdings, Beauceland and its predecessor, MAAX Inc.'s consolidated financial statements and review of the interim consolidated financial statements reflecting quarterly results included in MAAX Holdings' Form 10-Q. It also includes services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements.

(2) The Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MAAX Holdings, Beauceland and its predecessor, MAAX Inc's consolidated financial statements and are not included under the caption "Audit Fees." These services include professional services requested by us in connection with employee benefit plan audits, accounting consultations in connection with acquisitions and Section 404 of the Sarbanes-Oxley Act.

(3) The Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax advice regarding domestic and international tax compliance, tax reporting requirements, audit compliance and international tax matters.

Audit Committee Pre-Approval Policies and Procedures

         Our audit committee must pre-approve all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Our independent auditors may be engaged to provide non-audit services only after our audit committee has first considered the proposed engagement and has determined in each instance that the proposed services are not prohibited by applicable regulations and the auditors' independence will not be materially impaired as a result of having provided such services. In making this determination, our audit committee considers whether a reasonable investor, knowing all relevant facts and circumstances, would conclude that the auditors' exercise of objective and impartial judgment on all issues encompassed within the auditors' engagement would be materially impaired. Our audit committee may delegate its approval authority to pre-approve services provided by the independent auditors to (i) one or more of the members of our audit committee or (ii) with respect to certain defined non-audit services within a defined scope and fee range, to our Chief Financial Officer, provided that any such approvals are presented to our audit committee at its next scheduled meeting.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

         (a)      1. Financial Statements

         The following financial statements have been filed as required by Item 8 of this report.

Consolidated Financial Statements of MAAX Holdings, Inc. and Predecessor Company
         (MAAX Inc.) for the years ended February 29, 2004, the 95 day period ended June 3, 2004, the 270 day period ended February 28, 2005 and the year ended February 28, 2006

         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Shareholders' Equity and Comprehensive
         (Loss) Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

                  2. Financial Statement Schedule

         The following financial statement schedule has been filed as required by Item 8 of this report:

Financial Statement Schedule -- Valuation and Qualifying Accounts

         (b)      Exhibits

Exhibit
  No.                               Exhibit
-------  -----------------------------------------------------------------------
  2.1 Merger Agreement, dated as of March 10, 2004, among 3087052 Nova Scotia Company, 3087053 Nova Scotia Company, 9139-4460 Quebec Inc., 9139-7158 Quebec Inc. and MAAX Inc.* (1)
  2.2 Amalgamation Agreement, dated as of March 10, 2004, among 9139-4460 Quebec Inc., 9139-7158 Quebec Inc., 3087053 Nova Scotia Company and MAAX Inc.* (1)
  3.1 Fourth Amended and Restated Certificate of Incorporation of MAAX Holdings, Inc. (3)
  3.2    Amended and Restated Bylaws of MAAX Holdings, Inc. (3)
  4.1 Indenture, dated as of December 10, 2004, between MAAX Holdings, Inc. and U.S. Bank Trust National Association, as Trustee. (3)
  4.2 Exchange and Registration Rights Agreement, dated as of December 10, 2004, among MAAX Holdings, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (3)
  4.3    Form of 11.25% Senior Discount Note due 2012 (included in Exhibit 4.1).
         (3)
  4.4 Indenture, dated as of June 4, 2004, among MAAX Corporation, the Guarantors named therein and U.S. Bank Trust National Association, as Trustee. (1)
  4.5 Exchange and Registration Rights Agreement, dated as of June 4, 2004, among MAAX Corporation, the Guarantors named therein, Goldman, Sachs & Co., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers. (1)
  4.6 Form of 9.75% Senior Subordinated Note due 2012 (included in Exhibit 4.4). (1)
  4.7 Form of Guarantee executed by the Guarantors identified therein (included in Exhibit 4.4). (1)
 10.1 Management Agreement, dated as of June 4, 2004, among J.W. Childs Associates, L.P., Borealis Capital Corporation, Ontario Municipal Employees Retirement Board, MAAX Holdings, Inc. and MAAX Corporation.
         (1)
 10.2 Employment Agreement, dated as of June 4, 2004, among MAAX Corporation, MAAX Canada Inc. and Andre Heroux.** (1)
 10.3 Employment Agreement, dated as of June 4, 2004, between MAAX Inc. and Denis Aubin.** (1)
 10.4 Employment Agreement, dated as of June 4, 2004, between MAAX Inc. and Benoit Boutet.** (1)
 10.5 Employment Agreement, dated as of June 4, 2004, between MAAX Inc. and Patrice Henaire.** (1)
 10.6 Employment Agreement, dated as of June 4, 2004, between MAAX Inc. and Jean Rochette.** (1)

Exhibit
  No.                               Exhibit
-------  -----------------------------------------------------------------------
 10.7 Employment Agreement, dated as of June 4, 2004, between MAAX Inc. and Guy Berard.** (1)
 10.8 Employment Agreement, dated as of June 4, 2004, between MAAX Inc. and Terry Rake.** (1)
 10.9 Employment Agreement, dated as of December 1, 2003, among MAAX-KSD Corporation, MAAX Inc. and Daniel Stewart.** (1)
 10.10 Letter of Employment, dated as of October 26, 2004, between MAAX Corporation and Richard Levesque.** (3)
 10.11 Employment Agreement, dated as of January 31, 2005, between MAAX Corporation and Sophie Fortin (unofficial English translation).** (3)
 10.12 Management Agreement, dated as of January 10, 2001, between Gestion Camada Inc. and MAAX Inc., as amended (unofficial English translation).
         (1)
 10.13 Form of Consulting Agreement, dated as of March 1, 2004, between MAAX Inc. and each of Richard Garneau, David Poulin and Marie-France Poulin.** (1)
 10.14 Form of Non-Competition Agreement, dated as of June 4, 2004, between MAAX Corporation and each of Placide Poulin, Richard Garneau, David Poulin and Marie-France Poulin. (1)
 10.15 Credit and Guaranty Agreement, dated as of June 4, 2004, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners, L.P., Royal Bank of Canada, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers. (1)
 10.16 Sodex Factoring Agreement, dated as of February 24, 2004, among MAAX Inc., MAAX Canada Inc., MAAX Spas (Ontario) Inc., MAAX Westco Inc., MAAX Spas (BC) Inc., MAAX-KSD Corporation, MAAX Southeast Inc., Pearl Baths, Inc., MAAX-Hydro Swirl Manufacturing Corp., MAAX Midwest Inc., MAAX Spas (Arizona), Inc., Cuisine Expert -- C.E. Cabinets, Inc., 9022-3751 Quebec Inc., Aker Plastics Company Inc. and NatExport and Sodex, both divisions of the National Bank of Canada. (1)
 10.17   Form of Retention Package for each of the persons listed in Exhibit
         99.3. (1)
 10.18 Purchase Agreement, dated as of December 3, 2004, among MAAX Holdings, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (5)
 10.19 Purchase Agreement, dated as of May 27, 2004, among MAAX Corporation, the Guarantors named therein, Goldman, Sachs & Co., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Purchasers. (1)
 10.20 Amendment No. 1 to the Credit and Guaranty Agreement, dated as of October 6, 2004, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners, L.P., Royal Bank of Canada, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers. (2)
 10.21 Amendment No. 2 to the Credit and Guaranty Agreement, dated as of December 3, 2004, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners, L.P., Royal Bank of Canada and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers. (2)
 10.22 Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among MAAX Holdings, Inc. and the stockholders identified therein. (4)
 10.23   MAAX Holdings, Inc. 2004 Stock Option Plan.** (3)
 10.24   Form of MAAX Holdings, Inc. Stock Option Agreement -- New Options.**
         (3)
 10.25 Form of MAAX Holdings, Inc. Stock Option Agreement -- Rollover Options.** (3)
 10.26 MAAX Holdings, Inc. Stock Option Agreement -- CEO Common Stock Options, dated as of June 4, 2004, between MAAX Holdings, Inc. and Andre Heroux.** (3)
 10.27 MAAX Holdings, Inc. Stock Option Agreement -- CEO Preferred Stock Options, dated as of June 4, 2004, between MAAX Holdings, Inc. and Andre Heroux.** (3)
 10.28 Separation Agreement, dated as of April 13, 2005, between MAAX Corporation and Jean Rochette (unofficial English translation).** (3)
 10.29 Letter Agreement, dated July 22, 2005, from MAAX Corporation to Terry Rake.** (5)
 10.30 Amendment No. 3 to the Credit and Guaranty Agreement, dated as of July 15, 2005, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners L.P., Royal Bank of Canada and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers. (6)

Exhibit
  No.                               Exhibit
-------  -----------------------------------------------------------------------
 10.31 Amendment No. 4 to the Credit and Guaranty Agreement, dated as of August 31, 2005, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners L.P., Royal Bank of Canada and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers. (6)
 10.32 Amendment No. 5 to the Credit and Guaranty Agreement, dated as of November 14, 2005, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners L.P., Royal Bank of Canada and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers. (7)
 10.33 Employment Agreement, dated as of January 3, 2006 and effective as of March 1, 2005, between MAAX-KSD Corporation and Daniel Stewart.** (8)
 10.34 Master Agreement, dated as of February 20, 2006, among MAAX Canada Inc., MAAX Cabinets Inc., MAAX-KSD Corporation, MAAX Spas (Arizona), Inc. and NatExport, a division of the National Bank of Canada. (9)
 10.35   Amendment No. 6 to the Credit and Guaranty Agreement, dated as of
         May 30, 2006, among MAAX Corporation, Beauceland Corporation ("Holdings"), the subsidiaries of Holdings party thereto as Guarantors, the lenders party thereto, and Goldman Sachs Credit Partners L.P., Royal Bank of Canada and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents and arrangers.
 12.1    Computation of Ratio of Earnings to Fixed Charges.
 14.1    Code of Ethics. (10)
 21.1    Subsidiaries of Registrant. (3)
 23.1    Consent of KPMG LLP
 31.1(i) Certification required by Rule 13a-14(a) or Rule 15d-14(a).
 31.2(i) Certification required by Rule 13a-14(a) or Rule 15d-14(a).
 32.1    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.



  99.1   List of parties to the form of agreement in Exhibit 10.15. (1)

------------------

* The Registrant will furnish schedules to these agreements to the Commission upon request.

** Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

(1) Previously filed as an exhibit to the Registration Statement on Form F-4 of MAAX Corporation filed on September 15, 2004, SEC File Number 333-118990 and incorporated by reference herein.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form F-4 of MAAX Corporation filed on December 10, 2004, SEC File Number 333-118990 and incorporated by reference herein.

(3) Previously filed as an exhibit to the Registration Statement on Form S-4 of MAAX Holdings, Inc. filed on May 26, 2005.

(4) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 of MAAX Holdings, Inc. filed on July 19, 2005.

(5) Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of MAAX Holdings, Inc. filed on August 22, 2005.

(6) Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-4 of MAAX Holdings, Inc. filed on September 13, 2005.

(7) Previously filed as an exhibit to the Current Report on Form 8-K of MAAX Holdings, Inc. filed on November 16, 2005.

(8) Previously filed as an exhibit to the Current Report on Form 8-K of MAAX Holdings, Inc. filed on January 5, 2006.

(9) Previously filed as an exhibit to the Current Report on Form 8-K of MAAX Holdings, Inc. filed on February 23, 2006.

(10) Previously filed as an exhibit to the Annual Report on Form 20-F of Beauceland Corporation filed on May 26, 2005, SEC File Number 333-118990-11 and incorporated by reference herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2006.


                                       MAAX HOLDINGS, INC.

                                       By: /s/ ANDRE HEROUX
                                           -------------------------------------
                                           Name:   Andre Heroux
                                           Title:  President and Chief
                                                   Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date

/s/ ARTHUR BYRNE                  Non-Executive Chairman of         May 30, 2006
---------------------------       the Board of Directors
    Arthur Byrne

/s/ ANDRE HEROUX                  President and Chief               May 30, 2006
---------------------------       Executive Officer and
    Andre Heroux                  Director (principal
                                  executive officer)

/s/ DENIS AUBIN                   Executive Vice President,         May 30, 2006
---------------------------       Chief Financial Officer and
    Denis Aubin                   Secretary (principal
                                  financial and accounting
                                  officer)

/s/ BENOIT BOUTET                 Vice President and Corporate      May 30, 2006
---------------------------       Controller
    Benoit Boutet

/s/ MICHAEL GRAHAM                Director                          May 30, 2006
---------------------------
    Michael Graham

/s/ ANDRE LAFORGE                 Director                          May 30, 2006
---------------------------
    Andre LaForge

/s/ JAMES RHEE                    Director                          May 30, 2006
---------------------------
    James Rhee

/s/ STEVEN SEGAL                  Director                          May 30, 2006
---------------------------
    Steven Segal

Supplemental Information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

         No annual report to security holders covering the Registrant's last fiscal year has been sent to the Registrant's security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the Registrant's security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements of MAAX Holdings, Inc. and predecessor company (MAAX Inc.) for the year ended February 29, 2004, 95-day period ended June 3, 2004, 270-day period ended February 28, 2005 and year ended February 28, 2006

Report of the Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheets as of February 28, 2005 and February 28, 2006    F-3

Consolidated Statements of Income for the year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended
  February 28, 2005 and year ended February 28, 2006                         F-5

Consolidated Statements of Shareholders' Equity and Comprehensive
  (Loss) Income for year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and
  year ended February 28, 2006                                               F-6

Consolidated Statements of Cash Flows for the Year ended February 29,
  2004, the 95-day period ended June 3, 2004, the 270-day period ended
  February 28, 2005 and year ended February 28, 2006                         F-9

Notes to Consolidated Financial Statements                                  F-11

Schedule -- Valuation and Qualifying Accounts                               F-76

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of MAAX Holdings, Inc. and its subsidiaries as at February 28, 2006 and 2005 and the related consolidated statements of income, shareholders' equity and comprehensive (loss) income and cash flows for the year ended February 28, 2006 and the 270-day period ended February 28, 2005. We have also audited the consolidated statements of income, consolidated shareholders' equity and comprehensive (loss) income and consolidated cash flows of the Predecessor Company ("MAAX Inc.") and its subsidiaries for the year ended February 29, 2004 and the 95-day period ended June 3, 2004. These financial statements are the responsibility of the management of the Company and of its Predecessor Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MAAX Holdings Inc. and its subsidiaries as at February 28, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for the year ended February 28, 2006 and the 270-day period ended February 28, 2005 and the consolidated results of the Predecessor Company and its subsidiaries' operations and its consolidated cash flows for the year ended February 29, 2004 and the 95-day period ended June 3, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Chartered Accountants

Montreal, Canada

May 18, 2006

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Consolidated Balance Sheets

February 28, 2005 and February 28, 2006
(In thousands of US dollars)

===========================================================================================================
                                                                                       2005            2006
-----------------------------------------------------------------------------------------------------------

Assets
Current assets:
    Cash                                                                       $      5,522    $         --
    Accounts receivable, less allowance for doubtful accounts
      of $1,602 in 2005 and $ 1,467 in 2006 (note 6)                                 57,936          57,061
    Income taxes receivable                                                          11,662           2,506
    Inventories (note 7)                                                             44,587          44,389
    Assets held for sale                                                              1,545           1,296
    Prepaid expenses                                                                  4,321           4,736
    Deferred income taxes (note 13)                                                   3,588           4,646
    -------------------------------------------------------------------------------------------------------
    Total current assets                                                            129,161         114,634

Property, plant and equipment (note 8)                                               91,980          85,676
Intangible assets (note 9)                                                          138,006         134,489
Goodwill (note 10)                                                                  214,000         231,147
Derivative financial instruments (note 19)                                           10,619               4
Other assets, net of accumulated amortization                                        18,687          18,572
Deferred income taxes (note 13)                                                      10,890          11,109

-----------------------------------------------------------------------------------------------------------
Total assets                                                                   $    613,343    $    595,631
===========================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
    Bank overdraft                                                             $         --    $        173
    Accounts payable                                                                 22,038          30,259
    Accrued liabilities (note 11)                                                    31,380          33,474
    Deferred income taxes (note 13)                                                   1,607              --
    Current portion of long-term debt (note 12)                                       6,286           7,292
    -------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        61,311          71,198

Long-term debt (note 12)                                                            467,018         449,641
Deferred income taxes (note 13)                                                      56,994          58,524
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                   585,323         579,363

Commitments, contingencies and guarantees (note 23)

Shareholders' equity (note 14):
    Common shares, voting, with a par value of $0.01. Authorized: 30,000,000 shares; issued and outstanding: 2,570,469 shares in 2006
      (2,564,245 shares in 2005)                                                     47,567          47,670
    Class A common shares, voting, with a par value of $0.01
      Authorized: 1,000,000 shares, issued and outstanding: 300,000 shares
    Series A preferred shares, non-voting, with a par value of $0.01
      Authorized: 150,000 shares, none issued and outstanding                            --              --
    Additional paid-in capital (note 15)                                              3,421           3,318
    Deficit                                                                         (20,769)        (49,003)


    Accumulated other comprehensive (loss) income, net of income
      taxes of $1,153 in 2005 and $508 in 2006                                       (2,199)         14,283
    -------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                       28,020          16,268

-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $    613,343    $    595,631
===========================================================================================================

See accompanying notes to consolidated financial statements.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Consolidated Statements of Income

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(In thousands of US dollars)

==============================================================================================================
                                                                                       The Company
                                               Predecessor Company        ------------------------------------
                                          ------------------------------       June 4, 2004
                                                        March 1, 2004 to    to February 28,       February 28,
                                                  2004      June 3, 2004               2005               2006
--------------------------------------------------------------------------------------------------------------
Net sales                                 $    489,012      $    142,067       $    370,456       $    522,752

Expenses:
    Cost of goods sold                         341,246            97,607            267,027            385,720
    Selling, general and
      administrative (note 16)                  76,521            35,784             66,574             99,667
    Depreciation and amortization
      (note 16)                                 15,638             3,987             14,100             21,152
    Impairment charge (note 4)                      --                --                 --              3,505
    Goodwill impairment (note 10)                4,511                --                 --                134
--------------------------------------------------------------------------------------------------------------
                                               437,916           137,378            347,701            510,178

--------------------------------------------------------------------------------------------------------------
Operating income                                51,096             4,689             22,755             12,574

Interest expense (note 16)                       4,898             1,321             23,409             42,712

--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes               46,198             3,368               (654)           (30,138)

Income taxes (note 13)                          14,247             1,572              1,159             (1,971)

--------------------------------------------------------------------------------------------------------------
Net income (loss)                         $     31,951      $      1,796       $     (1,813)      $    (28,167)
==============================================================================================================

See accompanying notes to consolidated financial statements.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Consolidated Statements of Shareholders' Equity and Comprehensive (Loss) Income

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(In thousands of US dollars)

===============================================================================================================
                                                                                    Accumulated
                                                                                          other
                                                                                        compre-         Compre-
                                                      Additional       Retained        hensive-         hensive
                                           Common        paid-in       earnings          (loss)          (loss)
                                            stock        capital      (deficit)          income          income
---------------------------------------------------------------------------------------------------------------
Predecessor Company:

Balance, as at February 29, 2004     $    105,044   $        232   $    115,647    $     10,476

Net income                                     --             --          1,796              --    $      1,796

Cumulative translation adjustment              --             --             --          (2,811)         (2,811)
                                                                                                   ------------

Total comprehensive loss                       --             --             --              --    $     (1,015)
                                                                                                   ============

Dividends on common shares ($0.05)             --             --         (1,266)             --

Stock-based compensation (note 15)             --          2,714             --              --

Tax deduction on stock options
  exercised (note 15)                          --            219             --              --

Issuance of common shares                  11,809             --             --              --

-----------------------------------------------------------------------------------------------
Balance, as at June 3, 2004          $    116,853   $      3,165   $    116,177    $      7,665
===============================================================================================

See accompanying notes to consolidated financial statements.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Consolidated Statements of Shareholders' Equity, and Comprehensive (Loss) Income, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(In thousands of US dollars)

=====================================================================================================================
                                                                                          Accumulated
                                                                                                other
                                                                                              compre-         Compre-
                                                           Additional         Retained       hensive-         hensive
                                               Common         paid-in         earnings         (loss)          (loss)
                                                stock         capital        (deficit)         income          income
---------------------------------------------------------------------------------------------------------------------
The Company:

Net loss                                 $         --    $         --    $     (1,813)   $         --    $     (1,813)

Cumulative translation adjustment, net
  of income taxes of $1,247                        --              --              --          (2,174)         (2,174)

Change in fair value of derivative
  financial instruments, net
  of income taxes of ($94)                         --              --              --             (25)            (25)
                                                                                                         ------------

Total comprehensive loss                           --              --              --              --    $     (4,012)
                                                                                                         ============

Stock options from MAAX Inc.
  stock option plan rolled over
  (note 3)                                         --           2,690              --              --

Stock-based compensation (note 15)                 --             731              --              --

Issuance of common stock (note 14)            133,689              --              --              --

Redemption of common stock and
  stock options (note 14)                     (86,122)             --              --              --

Excess of redemption price over
  stated capital (note 14)                         --              --         (18,956)             --

-----------------------------------------------------------------------------------------------------
Balance, as at February 28, 2005               47,567           3,421         (20,769)         (2,199)

Net loss                                           --              --         (28,167)             --    $    (28,167)

Cumulative translation adjustment, net
  of income taxes of ($637)                        --              --              --          16,493          16,493

Change in fair value of derivative
  financial instruments, net
  of income taxes of ($8)                          --              --              --             (11)            (11)
                                                                                                         ------------

Total comprehensive loss                           --              --              --              --    $    (11,685)
                                                                                                         ============

Stock-based compensation (note 15)                  0             144              --              --

Issuance of common stock (note 14)                195              --              --              --


Redemption of common stock (note 14)              (92)           (247)             --              --

Excess of redemption price over
  stated capital (note 14)                         --              --             (67)             --

-----------------------------------------------------------------------------------------------------
Balance, as at February 28, 2006         $     47,670    $      3,318    $    (49,003)   $     14,283
=====================================================================================================

See accompanying notes to consolidated financial statements.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Consolidated Statements of Cash Flows

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(In thousands of US dollars)

=====================================================================================================================
                                                                                               The Company
                                                      Predecessor Company          ----------------------------------
                                                ------------------------------       June 4, 2004
                                                               March 1, 2004 to    to February 28,       February 28,
                                                        2004       June 3, 2004               2005               2006
---------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities:
    Net income (loss)                           $     31,951       $      1,796       $     (1,813)      $    (28,167)
    Items not affecting cash:
      Impairment of goodwill and
        long-lived assets (notes 4 and 10)             4,511                 --                 --              3,639
      Depreciation and amortization (note 16)         15,638              3,987             14,100             21,152
      Amortization of deferred financing
        charges (note 16)                                518                121              1,573              2,452
      Accreted interest on Senior
        Discount Notes                                    --                 --              2,750             13,068
      Gain on disposal of property, plant
           and equipment                                  --                 --                 --               (203)
      Stock-based compensation                            --              2,714              1,481                144
      Deferred income taxes (note 13)                  2,415             (2,350)               234             (1,540)
      Change in fair value of derivative
        financial instruments                         (9,210)             2,679               (768)            10,908
    Net change in non-cash balances
      related to operations (note 17)                 16,964            (13,839)            11,596             23,287
    -----------------------------------------------------------------------------------------------------------------
                                                      62,787             (4,892)            29,153             44,740
Cash flows related to financing activities:
    Increase (decrease) in bank overdraft                 --             54,844            (56,916)                --
    Decrease in bank loan                             (2,637)                --                 --                 --
    Proceeds from issuance
      of long-term debt                                   --             34,000            483,282                324
    Repayment of long-term debt                      (40,434)           (81,963)           (31,685)           (37,364)
    Proceeds from issuance of shares                   1,748                 33            133,689                195
    Redemption of common shares                           --                 --           (105,078)              (406)
    Debt issuance costs                                   --                 --            (16,396)              (846)
    Decrease in notes receivable related
      to the exercise of stock options                    --                 --             11,772                 --
    Interests received on share purchase loan             15                 --                 --                 --
    Dividends paid                                    (2,489)            (1,266)                --                 --
    -----------------------------------------------------------------------------------------------------------------
                                                     (43,797)             5,648            418,668            (38,097)
Cash flows related to investing activities:
    Business acquisitions (note 3)                      (122)            (3,762)          (435,794)                --
    Additions to property, plant and
      equipment                                      (17,851)            (1,563)            (4,284)            (6,708)
    Additions to intangible assets                        --                 --                 --             (1,994)
    Proceeds from disposal of
      property, plant and equipment                    1,751                110                130              1,477
    Other assets                                        (914)                76             (1,800)            (4,812)
    -----------------------------------------------------------------------------------------------------------------
                                                     (17,136)            (5,139)          (441,748)           (12,037)

---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                        1,854             (4,383)             6,073             (5,394)


Translation adjustment on cash
  denominated in foreign currencies                      (55)               (84)              (551)              (301)

Cash and cash equivalents,
  beginning of year                                    2,668              4,467                 --              5,522

---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                                   $      4,467       $         --       $      5,522       $       (173)
=====================================================================================================================

Interest paid                                   $      4,511       $      2,839       $     15,096       $     27,518
Income taxes paid (recovered)                          7,875              7,821              9,846             (9,847)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


     MAAX Holdings, Inc. (the "Company") is incorporated under the General Corporation Law of Delaware. Its principal business activity is to design, develop, manufacture and distribute bathroom, Cabinetry and spa products.

     MAAX Inc. (the "Predecessor Company") was incorporated under Part 1A of the Companies Act, (Quebec) and had the same business activity as the Company.


1.  Significant accounting policies:

    (a)  Basis of financial statement presentation:

         On June 4, 2004, the Company acquired all the outstanding shares of the Predecessor Company in a business combination accounted for as a purchase as described in note 3. As a result of the acquisition, the financial statements for the periods after the acquisition are presented on a different cost basis than that for the periods before the acquisition and, therefore, are not comparable. The accounting policies of the Company are consistent with those of the Predecessor Company. The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America.

         In connection with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), the Company has concluded that it does not hold any potential variable interest entity. The Company has evaluated its interest in its wholly-owned subsidiaries and continues to consolidate them under the guidelines set forth in ARB No. 51, Consolidated Financial Statements ("ARB 51"), and FASB Statement No.94, Consolidation of All Majority-Owned Subsidiaries.

    (b)  Consolidation:

         The consolidated financial statements, expressed in US dollars, include the accounts of the Predecessor Company and all its subsidiaries up to June 3, 2004 and the accounts of the Company and all its subsidiaries from June 4, 2004. All significant intercompany balances and transactions were eliminated on consolidation.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (c)  Use of estimates:

         The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant areas requiring the use of management estimates relate to the useful life of assets for amortization and evaluation of net recoverable amount, the determination of the fair value of assets acquired and liabilities assumed in business combinations, implied fair value of goodwill, provisions for doubtful accounts, obsolete inventories, product warranties and income taxes. Accordingly, actual results could differ from these estimates.

    (d)  Reporting currency:

         The functional and reporting currency of the Company is the US dollar.

         The financial statements of the Company's Canadian and Netherlands subsidiaries are measured using their local currencies as their functional currencies. In accordance with FASB Statement No. 52, Foreign Currency Translation, assets and liabilities of these subsidiaries are translated at exchange rates at the balance sheet date. Revenues and expenses are translated at the annual average exchange rate in effect during the year. The resulting cumulative translation adjustment is recorded in accumulated other comprehensive
         (loss) income in shareholders' equity.

         The functional currency of the Predecessor Company was the Canadian dollar. However, the Predecessor Company had adopted the US dollar as its reporting currency. The financial statements were translated into the reporting currency using the current rate method. Under this method, the financial statements are translated into the reporting currency as follows: assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet, while revenues and expenses are translated at the annual average exchange rate in effect during the year. All gains and losses resulting from the translation of the financial statements into the reporting currency are included in accumulated other comprehensive (loss) income in shareholders' equity.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (d)  Reporting currency (continued):

         Long-term debt denominated in Canadian dollars and hedge relationship:

         A portion of the Company's long-term debt is denominated in Canadian dollars and is designated as a hedge against the net investment in a Canadian subsidiary. Any exchange gain or loss on the hedge is recorded against the exchange loss or gain arising on translation of the financial statements of the Canadian subsidiaries included in the cumulative translation adjustment account presented in accumulated other comprehensive (loss) income in shareholders' equity, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 Foreign Currency Translation. The foreign currency losses on the Company's long-term debt designated as a hedge against the net investment in a Canadian subsidiary and included in the accumulated other comprehensive (loss) income were $7,457,000 and $8,666,000, respectively, for the year ended February 28, 2006 and the 270-day period ended February 28, 2005.

         If the hedge relationship is terminated or becomes ineffective, the amounts included in accumulated other comprehensive (loss) income would remain in this account; gains and losses on the debt, subsequent to the termination of the hedging relationship, would be included in the statement of income.

    (e)  Cash and cash equivalents:

         Highly liquid investments with a maturity of three months or less from the date of acquisition are considered cash equivalents. Bank overdraft, which is repayable on demand and used as a temporary credit facility is also considered as cash equivalents due to its highly liquid nature.

    (f)  Trade receivables:

         The Company provides an allowance for doubtful accounts on its trade receivables based on management's judgment of the credit risk related to specific accounts. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, gains or losses on the sale of trade receivables are calculated by comparing the carrying amount of the trade receivables sold with the total of the cash proceeds from the sale. Costs related to the sale are recognized in income as incurred and are included in selling, general and administrative expenses.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (g)  Inventories:

         Raw materials are valued at the lower of cost and replacement cost. Work in progress and finished goods are valued at the lower of cost and net realizable value.

         Cost is determined using the first-in, first-out method.

    (h)  Assets held for sale:

         Assets held for sale are recognized and measured according to FASB No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As at February 28, 2006, the Company had one building for sale and the sale occurred on March 1, 2006. This asset is presented in the Company's consolidated balance sheet as "assets held for sale" at its fair value less cost to sell and is included in the bathroom operating segment.

    (i)  Property, plant and equipment:

         Property, plant and equipment are stated at cost, net of government grants and investment tax credits. Depreciation is calculated mainly using the following methods, rates and periods:

         =================================================================================
         Asset                                                   Method        Rate/period
         ---------------------------------------------------------------------------------
         Paving                                       Declining balance                 4%
         Buildings                                        Straight-line           40 years
         Moulds and dies                                  Straight-line       2 to 7 years
         Furniture and equipment                      Declining balance        10% and 20%
         Data processing system      Declining balance or straight-line        15% and 30%
         Automotive equipment                         Declining balance        20% and 30%

         =================================================================================

         Repair and maintenance expenditures are expensed as incurred.

         The Company assesses property, plant and equipment for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (j)  Intangible assets:

         Intangible assets with finite lives are stated at cost.

         Carrying values of intangible assets with finite lives acquired in business combinations and intangible assets with finite lives acquired individually or with a group of other assets are evaluated whenever events or changes in circumstances indicate that their carrying value amount may not be recoverable. If any indicators were present, a test for recoverability would be performed by comparing the carrying amount of the asset or group of assets to the net undiscounted cash flows expected to be generated from the asset or group of assets. If the net undiscounted cash flows do not exceed the carrying amount, the Company would perform the next step, which is to determine the fair value of the asset and record an impairment. The Company re-evaluates the estimated useful life of its intangible assets with finite life each reporting period to determine whether events and circumstances warrant a change in their remaining useful life.

         Amortization is calculated using the straight-line method over the following periods:

         =======================================================================
         Asset                                                            Period
         -----------------------------------------------------------------------

         Enterprise Resource Planning System                             5 years
         Trademarks                                                     40 years
         Distribution network                                  3, 5 and 25 years
         Non-compete agreement                                           5 years

         =======================================================================


         The weighted average useful life for distribution networks is 23.9 years.

         During the year ended February 28, 2006, the Company has changed its estimate of the useful life of its Enterprise Resource Planning System from 15 years to 5 years to reflect additional information received on the remaining life of this asset. On an annual basis, this change represents an additional depreciation expense of $1,017,000.

         Upgrades and enhancements are defined in SOP 98-1 Accounting for the costs of computer software developed or obtained for internal use as "modifications to enable the software to perform tasks that it was previously incapable of performing." Upgrades and enhancements to internal-use software are capitalized when it is probable that those expenditures will result in additional functionality. The Company capitalizes only those costs that are directly linked to the improvement and configuration of the system. Costs such as maintenance of the system and the creation of reports for accounting and management analysis are expensed as they are incurred.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (k)  Goodwill:

         The Company allocates the cost of the acquired businesses to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the cost of the purchase over the fair value of the tangible and intangible assets acquired and liabilities assumed is recognized as goodwill.

         In order to allocate goodwill to the operating segments (reporting units), the Company determines the fair value of each operating segment as part of the purchase price allocation using the discounted cash flow method. Subsequently, the Company allocates the determined fair value of each of the operating segments to the individual tangible and intangible assets acquired and liabilities assumed of each operating segment. Any excess of the purchase price allocation within each operating segment is the amount of goodwill assigned to that operating segment.

         The Company evaluates goodwill for impairment on at least an annual basis and whenever events or circumstances indicate that the carrying amount may be less than the fair value. Impairment testing of goodwill is performed at each of our bathroom, cabinetry and spa reporting unit levels. The test involves two steps, the first of which is comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which the Company establishes based on projected discounted future cash flows of the unit using a discount rate reflecting its average cost of funds. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is not required. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of impairment loss. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, and is presented as a separate line item in the income statement.

         The Company and the Predecessor Company recorded a goodwill impairment loss for each of its reporting units having a carrying amount exceeding its fair value. Accordingly, goodwill and net income were reduced by $134,000 and $4,511,000 in the years ended February 28, 2006 and February 29, 2004, respectively (see note 10).

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (l)  Derivative financial instruments:

         The Company accounts for derivative financial instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Foreign exchange forward contracts and interest rate swaps used by the Company have not been designated as hedges and, accordingly, changes in fair value of the derivatives are accounted for in earnings.

         Interest rate cap used by the Company has been designated as a cash flow hedge and, accordingly, change in fair value of this derivative financial instrument is accounted for in accumulated other comprehensive (loss) income.

    (m)  Other assets:

         Other assets are comprised of deferred financing charges which are stated at cost less accumulated amortization and are amortized using the effective interest method over the remaining term of the related debt. Other assets also include in-store displays that are owned by the Company, but used by customers to promote the Company's products. In-store displays are amortized using the straight-line method over their useful lives of three years.

    (n)  Income taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (o)  Comprehensive (loss) income:

         Comprehensive (loss) income consists of net income (loss), foreign currency translation adjustments and change in fair value of derivative financial instruments designated as effective hedges, and is presented in the consolidated statements of shareholders' equity and comprehensive (loss) income. The Company's investments in its foreign subsidiaries are considered to be permanently invested and no provision for income taxes on the related foreign currency translation adjustments of those subsidiaries has been recorded.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (p)  Stock-based compensation:

         The Company offers stock-based compensation plans, which are described in note 15. The Company applies the provisions of SFAS No. 123, Accounting for stock-based compensation for options granted.

         Up to June 3, 2004, the Predecessor Company had a stock-based compensation plan and was accounting for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation cost was not recorded because the option exercise price was equal to the market value of the underlying common stock on the date of grant. Any consideration paid by employees on the exercise of stock options was credited to common stock.

    (q)  Revenue recognition:

         In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 104, sales of manufactured products are recorded at the later of the delivery of the products or the date the transfer of ownership risks and benefits to the customers occurs, net of applicable provision for discounts, returns and allowances. The Company recognizes customer program costs, including cooperative advertising allowances, rebates and customer incentives, as a reduction to net sales at the later of the date of sale or the date the incentive is offered, in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. Amounts billed for shipping and handling are included in net sales, while the related costs incurred are included in cost of goods sold in the consolidated statement of income.

    (r)  Advertising expense:

         The cost of advertising is expensed as incurred. The Company incurred advertising costs of $485,000 for the year ended February 29, 2004; $240,000 for the 95-day period ended June 3, 2004, $501,000 for the 270-day period ended February 28, 2005 and $388,000 for the year ended February 28, 2006.

    (s)  Research and development expenses:

         Research and development expenses are expensed as incurred. Such amounts totaled $1,610,000 for the year ended February 28, 2004; $998,000 for the 95-day period ended June 3, 2004, $2,265,000 for the 270-day period ended February 28, 2005 and $3,371,000 for the year ended February 28, 2006.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


1.  Significant accounting policies (continued):

    (t)  Environmental expenditures:

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate in accordance with EITF issue No. 90-8, Capitalization of Cost to Treat Environmental Contamination. Expenditures that relate to an existing condition caused by past operations, and which are not expected to contribute to current or future operations, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and when the costs, based on a specific plan of action in terms of the technology to be used and the extent of the corrective action required, can be reasonably estimated.

    (u)  Product warranty:

         The Company establishes a provision for product warranties based on management's judgment and the Company's historical experience with such warranty costs. The provision is recorded at the same time as the revenue is recognized and is presented in accrued liabilities on the consolidated balance sheets. Changes in the warranty reserve are as follows:

         =============================================================================
                                           Predecessor
                                             Company
                                          ------------     The Company     The Company
                                         As of June 3,     -----------     -----------
                                                  2004            2005            2006
         -----------------------------------------------------------------------------
         Beginning balance                $      3,335    $      3,252    $      3,630
         Warranty accrual                        1,868           5,596           8,670
         Cash payments                          (1,933)         (5,381)         (8,008)
         Translation adjustment                    (18)            163             134

         -----------------------------------------------------------------------------
         Ending balance                   $      3,252    $      3,630    $      4,426
         =============================================================================

    (v)  Asset retirement obligations:

         The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability only when there is a legal obligation associated with a removal activity. The Company has concluded that no legal obligation exists for its various locations.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


2.  Effect of recently issued accounting standards:

         In December 2004, FASB issued SFAS No. 151, Inventory Costs which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this statement, such items will be recognized as current period charges. In addition, this statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company for inventory costs incurred on or after March 1, 2006. The impact of adopting SFAS No. 151 is not expected to be material on the Company's consolidated financial statements.

         In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Non-monetary Assets, which eliminates an exception in APB 29 for recognizing non-monetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing at fair value exchanges of non-monetary assets that do not have commercial substance. This statement will be effective for the Company for non-monetary asset exchanges occurring on or after March 1, 2006. The adoption of this statement is not expected to have a significant effect on the Company's consolidated financial statements.

         In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after March 1, 2006.

         SFAS No. 123 (revised 2004), Share Based Payments, was issued on December 16, 2004. The new standard requires companies to recognize in their financial statements the cost of employee services received in exchange for valuable equity instruments issued. The Company will adopt the new provisions of SFAS 123 (revised 2004) for its fiscal year beginning March 1, 2006. The Company does not expect the new provisions to have a significant impact on its results of operations.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


3.  Business acquisition:

    On June 4, 2004, the Company acquired all common shares outstanding of MAAX Inc., a Canadian publicly traded company operating in the Bathroom, Cabinetry and Spa sectors, for an amount in cash of C$22.50 per share, for a total cash consideration of $435,676,000 (including transaction costs) and a rollover of stock options valued at $2,690,000. The transaction was funded by a capital investment of the shareholders, for an amount of $133,689,000, and by the issuance of long-term debt for an amount of $373,282,000. The excess of the financing received over the consideration paid was used to repay existing debts of MAAX Inc.

    The business acquisition has been accounted for using the purchase method and the results are consolidated from the date of acquisition. The results of MAAX Inc. prior to its acquisition are presented as comparative figures as the Predecessor Company.

    The Company has allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, as required by SFAS No. 141 Business Combinations. This statement requires that intangible assets acquired in a business combination be recognized and reported apart from goodwill.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


3.  Business acquisition (continued):

    The fair values of the assets acquired and the liabilities assumed are summarized as follows:

    =================================================================================
                                                                            MAAX Inc.
    ---------------------------------------------------------------------------------
    Net working capital                                                    $   88,241
    Property, plant and equipment                                              96,261
    Enterprise Resource Planning System                                         9,043
    Brands and trademark                                                       97,837
    Distribution network                                                       28,736
    Non-compete agreement                                                       3,943
    Goodwill (attributed value, tax base is $72,911)                          218,406
    Other long-term assets                                                     12,851
    ---------------------------------------------------------------------------------
                                                                              555,318

    Bank overdraft                                                            (54,846)
    Long-term debt (including short-term portion)                              (9,851)
    Other long-term liability                                                 (52,255)

    ---------------------------------------------------------------------------------
    Net assets acquired at fair value                                      $  438,366
    =================================================================================

    Consideration:
        Cash                                                               $  435,676
        Stock options from MAAX Inc.'s stock option plan rolled over            2,690

    ---------------------------------------------------------------------------------
                                                                           $  438,366
    =================================================================================

    Following SFAS No. 141, Business Combinations, the Company recorded a future tax liability of $35,542,000 due mainly to the non-deductibility of the intangible assets identified through the purchase price allocation process. Furthermore, all other assets and liabilities were revalued at their fair value, of which $4,741,000 was for the finished goods inventory, which amount was expensed in the cost of goods sold during the period of June 4, 2004 to February 28, 2005, upon sale of this inventory.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


3.  Business acquisition (continued):

    Goodwill acquired in the acquisition of MAAX Inc. on June 4, 2004 was allocated entirely to the bathroom segment since the fair values of the cabinetry and spa segments calculated using the discounted cash flow method showed that they were equal to the amounts allocated to the tangible and intangible assets acquired and liabilities assumed. The fair value of the bathroom segment calculated using the discounted cash flow method was significantly higher than the tangible and intangible assets acquired and liabilities assumed, which supports the goodwill allocated to the bathroom segment. The value attributed to goodwill for the bathroom segment reflects the strong position of the Company in the North American market, the Company's ability to deliver certain products in less than five working days, the Company's capacity to design and create innovative and highly profitable new products and the capacity of the Company's senior management to create and implement strategies to perform well in the market. The discounted cash flows of the cabinetry and spa segments used to determine their fair value were negatively impacted because they were considered as non-core businesses in the Company's strategy after the acquisition of MAAX Inc. on June 4, 2004. The Company defines non-core businesses as businesses that are not part of its growth and acquisition strategy. The Company intends to continue to operate and allocate resources to the cabinetry and spa segments as going concern operating segments to improve their operational efficiency. However, the Company does not intend to invest in the future growth of these segments.

    The following unaudited pro forma condensed financial information reflects the consolidated results of operations of the Company as if the acquisition of MAAX Inc. had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition and depreciation and amortization adjustments pursuant to the purchase price allocation. The pro forma results do not reflect synergies and, accordingly, do not account for any potential increase in operating income, any estimated cost savings or adjustments to conform to accounting practices. The pro forma financial information is not necessarily indicative of the results of the operations as they would have been, if the transaction had been effected on the assumed dates.

    ============================================================================
                                                           2004             2005
    ----------------------------------------------------------------------------
                                                    (Unaudited)      (Unaudited)

    Net sales                                       $   495,737       $  519,878
    Net income                                           15,511            5,090

    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


4.  Impairment charge

    Following continuous losses in the cabinetry segment over the last few years, the Company performed a recoverability test of the long-lived assets of this segment in accordance with SFAS No. 144, Impairment of Long-Lived Assets. Management estimated the fair market value of those long-lived assets using third-party appraisals and other external sources, and concluded that their carrying value exceeded their fair value.

    The principal components of the long-lived assets that have been impaired are as follows:

    ============================================================================
                                                                            2006
    ----------------------------------------------------------------------------

    Property, plant and equipment                                     $    3,064
    Other assets                                                             441

    ----------------------------------------------------------------------------
                                                                      $    3,505
    ============================================================================


5.  Restructuring expenses:

    Below is a summary of the restructuring charges incurred during the twelve-month period ended February 28, 2006. Charges are recorded when a liability is incurred in accordance with FASB Statement No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits, and SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets or other applicable guidance.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


5.  Restructuring expenses (continued):

    =======================================================================================
                                                             Total expected
                                                        restructuring costs     Actual 2006
    ---------------------------------------------------------------------------------------
    Opening balance of liabilities related to restructuring                    $         --

    Amount expensed
        One-time termination benefits                          $      1,386           1,365
        Contract termination costs                                      602             557
        Other associated costs                                        1,575           1,294
        -----------------------------------------------------------------------------------
                                                               $      3,563           3,216
                                                               ============

    Amounts paid
        One-time termination benefits                                                (1,258)
        Contract termination costs                                                     (585)
        Other associated costs                                                       (1,194)
        -----------------------------------------------------------------------------------
                                                                                     (3,037)

    Translation adjustment                                                               10

    ---------------------------------------------------------------------------------------
    Ending balance of liabilities related to restructuring                     $        189
    =======================================================================================

    The Company recorded restructuring expenses of $3,216,000 during the year ended February 28, 2006. These charges related to the closures of its plants in Anjou, Quebec ($1,363,000) and Beamsville, Ontario ($1,853,000) and are presented in the cost of goods sold ($1,739,000) and in selling, general and administrative expenses ($1,477,000), respectively, of the Bathroom and Spa sector.

    The closure of the plant in Anjou, Quebec was completed on December 31, 2005 and the closure of the plant in Beamsville, Ontario was underway as of February 28, 2006 and is expected to be completed in the first quarter of fiscal year 2007. These closures were part of the Company's previously announced plan designed to improve margins in the Bathroom and Spa sectors that are affected by excess capacity.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


6.  Accounts receivable:

    ============================================================================
                                                              2005          2006
    ----------------------------------------------------------------------------

    Trade                                               $   55,001    $   56,375
    Other                                                    2,935           686

    ----------------------------------------------------------------------------
                                                        $   57,936    $   57,061
    ============================================================================


7.  Inventories:

    ============================================================================
                                                              2005          2006
    ----------------------------------------------------------------------------

    Raw materials                                       $   24,178    $   26,550
    Work in progress                                         3,995         3,966
    Finished goods                                          16,414        13,873

    ----------------------------------------------------------------------------
                                                        $   44,587    $   44,389
    ============================================================================


8.  Property, plant and equipment:

    ============================================================================
                                                                            2005
    ----------------------------------------------------------------------------

                                                      Accumulated       Net book
                                              Cost   depreciation          value
    ----------------------------------------------------------------------------

    Land                              $      7,701   $         --   $      7,701
    Buildings and paving                    47,907          1,358         46,549
    Moulds and dies                          7,765          2,002          5,763
    Furniture and equipment                 29,740          3,911         25,829
    Data processing system                   5,559          1,133          4,426
    Automotive equipment                     2,185            473          1,712

    ----------------------------------------------------------------------------
                                      $    100,857   $      8,877   $     91,980
    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


8.  Property, plant and equipment (continued):

    ================================================================================
                                                                                2006
    --------------------------------------------------------------------------------

                                                          Accumulated       Net book
                                                  Cost   depreciation          value
    --------------------------------------------------------------------------------
    Land                                  $      6,645   $         --   $      6,645
    Buildings and paving                        50,128          2,698         47,430
    Moulds and dies                              9,497          4,031          5,466
    Furniture and equipment                     25,918          5,495         20,423
    Data processing system                       7,364          3,255          4,109
    Automotive equipment                         2,427            824          1,603

    --------------------------------------------------------------------------------
                                          $    101,979   $     16,303   $     85,676
    ================================================================================


9.  Intangible assets:

    ================================================================================
                                                                                2005
    --------------------------------------------------------------------------------

                                                          Accumulated       Net book
                                                  Cost   depreciation          value
    --------------------------------------------------------------------------------
    Enterprise Resource Planning system   $     10,369   $        626   $      9,743
    Trademarks                                  97,859          1,659         96,200
    Distribution network                        29,564            884         28,680
    Non-compete agreement                        3,943            560          3,383

    --------------------------------------------------------------------------------
                                          $    141,735   $      3,729   $    138,006
    ================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


9.  Intangible assets (continued):

    ================================================================================
                                                                                2006
    --------------------------------------------------------------------------------

                                                          Accumulated       Net book
                                                  Cost   depreciation          value
    --------------------------------------------------------------------------------
    Enterprise Resource Planning system   $     12,537   $      2,386   $     10,151
    Trademarks                                  97,859          4,112         93,747
    Distribution network                        30,546          2,515         28,031
    Non-compete agreement                        3,943          1,383          2,560

    --------------------------------------------------------------------------------
                                          $    144,885   $     10,396   $    134,489
    ================================================================================

    During the year ended February 28, 2006, the Company acquired a distribution network in the United Kingdom for a cash consideration and a note payable, totalling (euro)764,000.

    In the 270-day period ended February 28, 2005 and the year ended February 28, 2006, the Company capitalized costs of $317,000 and of $1,055,000, respectively, incurred for the deployment of its Enterprise Resource Planning System in several subsidiaries.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


9.  Intangible assets (continued):

    The aggregate amortization expense for existing intangible assets at February 28, 2006, for each of the next five years, is:

    ============================================================================

    2007                                                              $    7,050
    2008                                                                   7,050
    2009                                                                   6,746
    2010                                                                   5,930
    2011                                                                   5,164

    ============================================================================


10. Goodwill:

    For the 95-day period ended June 3, 2004 and the 270-day period ended February 28, 2005 and the year ended February 28, 2006, the changes in the carrying amount of goodwill are as follows:

    ===========================================================================================
                                      Bathroom       Cabinetry            Spas            Total
    -------------------------------------------------------------------------------------------
    Predecessor Company:

    Balance as at February 29,
      2004 and June 3, 2004       $     88,455    $     15,611    $      8,453     $    112,519
    ===========================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


10. Goodwill (continued):

    =============================================================================================
                                          Bathroom       Cabinetry            Spas          Total
    ---------------------------------------------------------------------------------------------
    The Company:

    Goodwill acquired on
      June 4, 2004                    $    218,406    $         --    $         --   $    218,406

    Contingent consideration paid
      (note 23 (a))                             --             128              --            128

    Translation adjustment                  (4,536)              2              --         (4,534)

    ---------------------------------------------------------------------------------------------
    Balance as at February 28,
      2005                                 213,870             130              --        214,000

    Translation adjustment                  17,277               4              --         17,281

    Impairment of goodwill                      --            (134)             --           (134)

    ---------------------------------------------------------------------------------------------
    Balance as at February 28,
      2006                            $    231,147    $         --    $         --   $    231,147
    =============================================================================================


    As of February 28, 2006, the Company performed its annual impairment test and recorded an impairment loss of $134,000 for its Cabinetry reporting unit, as the carrying amount of goodwill exceeded its fair value, principally due to the history of continuous losses of the segment. The fair value of the Cabinetry reporting unit was established based on discounted projected cash flows. The test performed for the Bathroom reporting unit was conclusive that its fair value exceeded its carrying value.

    As of February 28, 2005, the Company performed an impairment test and concluded that the fair value of the reporting units was higher than their respective carrying value.

    As of February 29, 2004, the Predecessor Company had completed the annual goodwill test for impairment and had recorded an impairment loss of $4,511,000 for its Spa reporting unit, as the carrying amount of goodwill exceeded its fair value. The fair value of the Spa reporting unit had been established based on discounted projected cash flows.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


11. Accrued liabilities:

    ============================================================================
                                                              2005          2006
    ----------------------------------------------------------------------------

    Interest                                            $    4,233    $    4,024
    Warranty                                                 3,630         4,426
    Volume rebates                                           5,476         5,948
    Payroll and related wages                                8,369         9,865
    Other accrued expenses                                   9,672         9,211

    ----------------------------------------------------------------------------
                                                        $   31,380    $   33,474
    ============================================================================


12. Long-term debt:

    ==============================================================================================
                                          Effective       Fiscal
                               interest rates as at     years of
                                  February 28, 2006     maturity               2005           2006
    ----------------------------------------------------------------------------------------------
    MAAX Holdings, Inc.:
        Senior Discount Notes                11.57%         2013        $   112,750    $   125,818
    MAAX Corporation:
        Term A (C$117,000,000 in 2005;
        C$90,500,000 in 2006)                  6.0%         2010             94,852         79,623
        Term B                                 7.6%         2012            114,425        100,063
        Senior subordinated notes             9.75%         2013            150,000        150,000
        Capital lease obligation              8-10%         2008-2010           809            666
        Note payable                           6.5%         2008                 --            344
        Other                               various         2007-2014           468            419
    ----------------------------------------------------------------------------------------------
                                                                            473,304        456,933

    Current portion of long-term debt                                         6,286          7,292

    ----------------------------------------------------------------------------------------------
                                                                        $   467,018    $   449,641
    ==============================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


12. Long-term debt (continued):

    The Company

    Senior Discount Notes were issued in a principal amount at maturity of $170,689,000 ($110,000,526 in gross proceeds on issuance date). No cash interest is payable on the Notes prior to December 15, 2008. Thereafter, cash interest will accrue at an annual interest rate of 11.25% and be payable semi-annually. The Notes will mature on December 15, 2012. The effective interest rate is 11.57%. The first such interest payment will be made on June 15, 2009. The Notes will mature on December 15, 2012. The Notes had an initial accreted value of $644.45 per $1,000 principal amount at maturity of the Notes. The Company has the option to redeem all or a portion of the Notes at any time before December 15, 2008 at a "make-whole" premium and thereafter at a set redemption price. In addition, on or before December 15, 2007, the Company may, at its option, use the net proceeds from one or more qualified equity offerings to redeem up to 35% of the aggregate principal amount of the Notes issued under the indenture at 111.25% of their accreted value. On December 15, 2009, and, in the event that additional interest is due as a result of the Company's failure to abide by the terms of the registration rights agreement, on every interest payment date thereafter, the Company is required to redeem a portion of each Note outstanding on each such date sufficient to ensure that the Notes will not be "applicable high yield discount obligations" within the meaning of
    Section 163(i)(1) of the Internal Revenue Code of 1986.

    MAAX Corporation

    Term loan A bears interest at Canadian banker's acceptance rate or LIBOR plus 2.5%, and Term loan B bears interest at LIBOR plus 3.0%. The principal amounts of these term loans must be repaid in consecutive quarterly installments from September 2006 to September 2009 for the Term loan A, and from March 2006 to June 2011 for the Term loan B.

    MAAX Corporation also has access to an authorized revolving credit facility of an amount of C$50 million or its equivalent in US dollars, bearing interest at LIBOR plus 2.5%. As at February 28, 2006, the Company would have been able to use C$4.2 million of its available credit without violating any of its debt covenants.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


12. Long-term debt (continued):

    The revolving credit facility, Term loan A facility and Term loan B facility are guaranteed by all existing and future, direct and indirect Canadian and U.S. subsidiaries of MAAX Corporation, including its parent, Beauceland Corporation, subject to certain exceptions agreed to in the loan agreement. In addition, the Company's obligations under the facility and the obligations of the parent and subsidiary guarantors under the guarantees are secured by substantially all of the assets of MAAX Corporation and each of its parent and its subsidiary guarantors. The agreement governing these credit facilities contains certain covenants including the obligation to maintain certain financial ratios.

    MAAX Corporation's credit facility limits the ability of Beauceland Corporation to make distributions or dividends to the Company.

    MAAX Corporation's senior subordinated notes bear interest at a rate of 9.75% and are fully redeemable upon maturity in June 2012.

    The senior notes, which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on May 26, 2005.

    On November 14, 2005, the Company obtained an amendment under the MAAX Corporation senior credit facility with respect to total leverage ratio and the interest coverage ratio until the quarter ending May 31, 2007. Also, the applicable margin of the Term loan B was increased to 3.0%, based on a grid pricing.

    As at February 28, 2006, MAAX Corporation was not in default of its debt covenants.

    The principal repayments on long-term debt for each of the next five years and thereafter are as follows:

    ============================================================================

    2007                                                              $    7,292
    2008                                                                  16,254
    2009                                                                  26,147
    2010                                                                  35,197
    2011                                                                  48,310
    Thereafter                                                           323,733

    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


13. Income taxes:

    The US and foreign components (Canadian and foreign for the Predecessor Company) of income before income taxes and the applicable provision for income taxes are as follows:

    ============================================================================
                                                       Predecessor Company
                                                 -------------------------------
                                                                  95-day period
                                                                   ended June 3
                                                          2004             2004
    ----------------------------------------------------------------------------

    Canada                                         $    23,564       $  (13,716)
    Foreign                                             22,634           17,084

    ----------------------------------------------------------------------------
    Income before income taxes                     $    46,198       $    3,368
    ============================================================================


    ============================================================================
                                                            The Company
                                                 -------------------------------
                                                      270-day
                                                 period ended        Year ended
                                                 February 28,      February 28,
                                                         2005              2006
    ----------------------------------------------------------------------------

    US                                             $   16,568        $    5,139
    Foreign                                           (17,222)          (35,277)

    ----------------------------------------------------------------------------
    Loss before income taxes                       $     (654)       $  (30,138)
    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


13. Income taxes (continued):

    Total provision for income tax attributable to income consists of:

    ============================================================================
                                                       Predecessor Company
                                                 -------------------------------
                                                                  95-day period
                                                                   ended June 3
                                                          2004             2004
    ----------------------------------------------------------------------------

    Current:
        Canada                                     $     4,082       $    1,797
        Foreign                                          7,750            2,125
    ----------------------------------------------------------------------------
                                                        11,832            3,922

    Deferred:
        Canada                                           3,181           (2,825)
        Foreign                                           (766)             475
    ----------------------------------------------------------------------------
                                                         2,415           (2,350)

    ----------------------------------------------------------------------------
    Total provision                                $    14,247       $    1,572
    ============================================================================


    ============================================================================
                                                            The Company
                                                 -------------------------------
                                                      270-day
                                                 period ended        Year ended
                                                 February 28,      February 28,
                                                         2005              2006
    ----------------------------------------------------------------------------

    Current:
        US                                         $     1,648       $      932
        Foreign                                           (723)          (1,363)
    ----------------------------------------------------------------------------
                                                           925             (431)

    Deferred:
        US                                              (1,977)           1,327
        Foreign                                          2,211           (2,867)
    ----------------------------------------------------------------------------
                                                           234           (1,540)

    ----------------------------------------------------------------------------
    Total provision                                $     1,159       $   (1,971)
    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


13. Income taxes (continued):

    The reconciliation between income tax expense calculated using combined statutory and effective tax rates is as follows:

    ==============================================================================================================================
                                                                                                       The Company
                                              Predecessor Company                    ---------------------------------------------
                                   ----------------------------------------------                  270-day
                                                                           95-day             period ended              Year ended
                                                                     period ended             February 28,            February 28,
                                                    2004             June 3, 2004                     2005                    2006
    ------------------------------------------------------------------------------------------------------------------------------
    Income tax expense
      calculated using
      statutory rates              $  15,106       32.7%    $   1,044       31.0%    $    (248)      38.0%    $ (11,454)      38.0%

    Add (deduct) tax effect
      of the following:
        Credit for manufacturing
         and processing profits         (165)      (0.4)           --         --            --         --            --         --
        Permanent differences            384        0.8         1,137       33.7         1,668     (255.1)          225       (0.7)
        Valuation allowance on
         losses carried forward        2,050        4.4            59        1.8         1,034     (157.8)       14,338      (47.6)
        Valuation allowance on other
         deferred income tax assets       --         --            --         --            --         --           387       (1.3)
        Effect of the corporate
         financing structure          (3,774)      (8.2)       (2,119)     (62.9)         (712)     108.8        (7,381)      24.5
        Canadian Federal Large
         Corporation Tax                  69        0.2            37        1.1           500      (76.5)          139       (0.5)
        Adjustment to deferred
         income taxes due to
         change in statutory tax
         rates                            --         --            --         --            --         --         1,777       (5.9)
        Change in tax rate related
         to foreign income and
         other differences               577        1.3         1,414       42.0        (1,083)     165.1            (2)        --
        --------------------------------------------------------------------------------------------------------------------------
                                        (859)      (1.9)          528       15.7         1,407     (215.5)        9,483      (31.5)

    ------------------------------------------------------------------------------------------------------------------------------
                                   $  14,247       30.8%    $   1,572       46.7%    $   1,159     (177.5)%   $  (1,971)       6.5%
    ==============================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


13. Income taxes (continued):

    The tax effects of significant items comprising net deferred tax liabilities are as follows:

    ==================================================================================
                                                                    2005          2006
    ----------------------------------------------------------------------------------
    Operating losses carried forward                          $   15,279    $   31,222
    Difference in accounting and tax basis for:
        Current assets and liabilities                             3,514         4,642
        Property, plant and equipment                            (30,960)      (29,049)
        Deductible goodwill                                      (16,291)      (17,777)
        Derivative financial instruments                          (2,922)           95
        Other assets                                              (1,636)       (2,554)
        Long-term debt                                            (3,388)       (6,940)
        Other                                                         94          (327)
    Valuation allowance on operating losses carried forward       (7,813)      (22,081)

    ----------------------------------------------------------------------------------
    Deferred income taxes                                     $  (44,123)   $  (42,769)
    ==================================================================================


    The valuation allowance increased (decreased) by ($1,406,000) for the year ended February 29, 2004, by $270,000 during the 95-day period ended June 3,
    2004, by $1,034,000 during the 270-day period ended February 28, 2005 and by $14,338,000 during the year ended February 28, 2006.

    ==================================================================================
                                                                    2005          2006
    ----------------------------------------------------------------------------------
    Deferred income taxes are as follows:
        Deferred income tax asset - current portion           $    3,588    $    4,646
        Deferred income tax asset - long-term portion             10,890        11,109
        Deferred income tax liability - current portion           (1,607)           --
        Deferred income tax liability - long-term portion        (56,994)      (58,524)

    ----------------------------------------------------------------------------------
    Deferred income taxes                                     $  (44,123)   $  (42,769)
    ==================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


13. Income taxes (continued):

    The Company and the Predecessor Company have not recognized a deferred tax liability for the undistributed earnings of their subsidiaries in the current and prior years because the Company currently does not expect those undistributed earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as the sale of the investment or through the receipt of dividends. Such liability is not reasonably determinable at the present time.

    Management believes that it is more likely than not that the amount of deferred income tax assets for which it has not provided a valuation allowance will be realized through the future operations of the Company.

    Tax losses carried forward:

    The losses carried forward for tax purposes available to reduce future income taxes amount to $93,990,000 as at February 28, 2006. The Company can apply these losses against future taxable income within the following delays:

    ============================================================================================
                                          Canada     United States         Europe          Total
    --------------------------------------------------------------------------------------------
    2007                            $        771      $         --   $         --   $        771
    2008                                   2,165                --             --          2,165
    2010                                   4,954                --             --          4,954
    2014                                   3,780                --             --          3,780
    2015                                  17,643                --             --         17,643
    2016                                  14,042                --             --         14,042
    2025                                      --            10,679             --         10,679
    2026                                      --            24,800             --         24,800
    Indefinitely                              --                --         15,156         15,156
    --------------------------------------------------------------------------------------------
                                          43,355            35,479         15,156         93,990

    Tax losses on which a tax
      benefit has been accounted
      for as a deferred tax asset        (30,196)               --             --        (30,196)

    --------------------------------------------------------------------------------------------
    Tax losses on which no tax
      benefit has been
      accounted for as a
      deferred tax asset            $     13,159      $     35,479   $     15,156   $     63,794
    ============================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


13. Income taxes (continued):

    Tax losses carried forward, on which a tax benefit has been accounted for as a deferred tax asset, represent an amount of $9,141,000. The Company also recorded a valuation allowance of $22,081,000, representing tax losses on which no tax benefit has been accounted for as a deferred tax asset. The Company does not have any material tax credit carryforwards.

    The valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill amounts to $6,058,000.


14. Capital stock:

    The Company

    The authorized capital of the Company consists of:

        30,000,000 common shares, voting, with a par value of $0.01

        1,000,000 Class A common shares, voting, with a par value of $0.01.

        150,000 Series A preferred stock, non-voting, redeemable at the holder's option into common shares

    Issued and paid: 2,570,469 (2005 - 2,564,245) common shares and 300,000
    Class A common shares

    On June 4, 2004, the Company issued 7,750,052 common shares and 300,000 Class A common shares for a cash consideration of $133,689,000.

    On December 10, 2004, the Company redeemed 5,185,807 common shares and 9,378 stock options that had a book value of $86,122,000 for a cash consideration of $105,078,000, which represented the estimated fair value of the shares at that time as determined by the Board of Directors. The redemption was offered to all shareholders and J.W. Childs Equity Partners III, L.P. and certain of its affiliates, Perseis Private Equity Limited Partnership, formerly Borealis Private Equity Limited Partnership, Perseis (QLP) Private Equity Limited Partnership, formerly Borealis (QLP) Private Equity Limited Partnership and Ontario Municipal Employees Retirement Board were the primary beneficiaries. Most members of management chose not to participate in the redemption. The purpose of this transaction was to maximize the Company's shareholders' value by taking advantage of attractive conditions present in the capital markets. The difference between the book value and the consideration paid was recorded in retained earnings as excess of redemption price over stated capital. The redemption resulted in an annualized return on investment of 41.5% for these shareholders.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


14. Capital stock (continued):

    The Company (continued)

    During the year ended February 28, 2006, the Company issued 19,020 common shares for a cash consideration of $190 following the exercise of stock options, and 11,780 common shares for a cash consideration of $195,000. The Company also redeemed 24,576 common shares for a cash consideration of $406,000. The difference between the book value and the consideration paid was recorded in retained earnings as excess of redemption price over stated capital for an amount of $67,000.


15. Stock-based compensation:

    Stock option purchase plan of the Company:

    The Company has a stock-based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The compensation cost that has been charged against income for this plan for the year ended February 28, 2006 is $144,000 ($731,000 for the 270-day period ended February 28, 2005).

    Under this plan, the Company may grant options to its senior management and to some members of its Board of Directors for up to 299,517 shares (813,326 shares before December 10, 2004). The exercise price of each option equals the estimated market value of the Company's stock on the date of grant as determined by the Board of Directors and an option's maximum term is ten years, or earlier in cases of termination of employment, retirement, disability or death. Under this program, 30% of the options granted vest over a five-year period (6% at each of the five first anniversary dates) and 70% of the options granted vest (14% each year) upon the Company attainment of certain equity targets.

    On December 10, 2004, 450,550 options were cancelled in exchange of a bonus payment of $1,912,000 paid to the senior management and to one member of the Board of Directors. The amount paid was determined based on the expected present value of the options at the end of the five-year period and expensed in the selling, general and administrative expenses of the 270-day period ended February 28, 2005.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3.91% (4.05% for the 270-day period ended February 28, 2005); and an expected life of 5 years.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


15. Stock-based compensation (continued):

    Stock option purchase plan of the Company (continued):

    A summary of the status of the Company's stock option plan as of February 28, 2005 and 2006 and changes during the period ended on that date are presented below:

    ================================================================================================
                                                      2005                            2006
    ------------------------------------------------------------------------------------------------

                                                             Weighted                       Weighted
                                                              average                        average
                                            Number of        exercise      Number of        exercise
                                              options           price        options           price
    ------------------------------------------------------------------------------------------------
    Outstanding, beginning of year                 --    $         --        286,645    $      16.87
    Granted                                   737,195           16.68          7,987           16.56
    Cancelled                                (450,550)          16.56        (31,949)         (16.56)

    ------------------------------------------------------------------------------------------------
    Outstanding, as of February 28            286,645    $      16.87        262,683    $      16.90
    ================================================================================================

    Options exercisable, as of February 28         --    $         --         15,282    $      16.91
    ================================================================================================


    The following table summarizes information on outstanding stock options as at February 28, 2006:

    =================================================================================================
                                               Options outstanding                 Vested options
    -------------------------------------------------------------------------------------------------

                                                                  Weighted                   Weighted
                                                    Average        average                    average
    Range of                                      remaining       exercise                   exercise
    exercise price                   Number            life          price       number         price
    -------------------------------------------------------------------------------------------------
    $16.56                          238,683       8.3 years         $16.56       13,842      $  16.56
    $20.24                           24,000       8.9 years          20.24        1,440         20.24

    -------------------------------------------------------------------------------------------------
    $16.56 to $20.24                262,683       8.3 years         $16.90       15,282      $  16.91
    =================================================================================================

    Under this plan, 36,834 stock options may still be granted at the end of the year.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


15. Stock-based compensation (continued):

    Stock option purchase plan of the Company (continued):

    Certain members of management rolled over vested stock options of the Predecessor Company's option plan into the Company's plan. The difference between the fair value and the exercise price of the rolled over options represents the investment made by the holders of the options in the Company on June 4, 2004. A summary of the status of these stock options as of February 28, 2005 and 2006 and changes during the period ended on that date are presented below:

    ====================================================================================================
                                                       2005                             2006
    ----------------------------------------------------------------------------------------------------

                                                               Weighted                         Weighted
                                                                average                          average
                                           Number of           exercise      Number of          exercise
                                             options              price        options             price
    ----------------------------------------------------------------------------------------------------
    Outstanding, beginning of year                --         $       --        164,203        $     4.81
    Granted                                  173,581               4.91             --                --
    Cancelled                                 (9,378)              6.75             --                --
    Exercised                                     --                 --        (19,020)            (0.01)

    ----------------------------------------------------------------------------------------------------
    Outstanding, as of February 28           164,203        $      4.81        145,183        $     5.43
    ====================================================================================================

    Options exercisable, as of February 28   164,203        $      4.81        145,183        $     5.43
    ====================================================================================================

    A member of management also received fully-vested options to purchase 42,995 preferred shares of the Company for $0.01 each. An amount of $750,000, representing the fair value at the date of grant, was recorded as a compensation expense and presented in the statement of income as part of selling, general and administrative expenses in the 270-day period ended February 28, 2005 in connection with this grant. Because the preferred shares are redeemable by the holder in cash, the counterpart has been recorded as a liability. The preferred shares are redeemable by the holder at such time as the holder exercises options under the plan to purchase shares of common stock at an exercise price of $16.56 per share, so that the holder may redeem a number of preferred shares not exceeding the number of shares of common stock acquired upon the exercise of the common stock options. The preferred shares may also be redeemed by the Company in connection with a significant transaction, as defined in the Company's Certificate of Incorporation. The redemption price for each preferred share will be an amount equal to the lesser of (i) the fair market value of a share of the common stock, as determined in good faith by the Board of Directors of the Company and (ii) $16.56 per share.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


16. Information on the consolidated statements of income:

    ============================================================================================================
                                                 Predecessor Company              The Company        The Company
                                           -------------------------------     -----------------    ------------
                                            February 29,     March 1, 2004       June 4, 2004 to    February 28,
                                                   2004    to June 3, 2004     February 28, 2005            2006
    ------------------------------------------------------------------------------------------------------------
    Other expenses included in selling,
      general and administrative:

      Interest income                      $       (355)      $        (31)         $       (125)   $       (282)
      Foreign exchange (gains)                   (1,649)            (1,051)               (3,164)            710
      Change in fair value of derivative
        instruments                             (14,405)               712                (6,995)         (1,423)
      Other financial expenses                       (4)               126                   767           1,282

    ------------------------------------------------------------------------------------------------------------
                                           $    (16,413)      $       (244)         $     (9,517)   $        287
    ============================================================================================================

    Interest expenses:

      Interest on long-term debt           $      3,808       $      1,076          $     21,607    $     40,174
      Interest on bank loans                        572                124                   229              86
      Amortization of deferred
        financing charges                           518                121                 1,573           2,452

    ------------------------------------------------------------------------------------------------------------
                                           $      4,898       $      1,321          $     23,409    $     42,712
    ============================================================================================================

    Depreciation and
    amortization:

      Property, plant and equipment        $     13,489       $      3,415          $     10,297    $     12,266
      Intangible assets                           2,068                521                 3,697           6,357
      Deferred costs                                 81                 51                   106           2,529

    ------------------------------------------------------------------------------------------------------------
                                           $     15,638       $      3,987          $     14,100    $     21,152
    ============================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


17. Supplemental cash flow information:

    ==============================================================================================================
                                                                                  The Company          The Company
                                                 Predecessor Company           -----------------      ------------
                                           -------------------------------         March 1, 2004   June 4, 2004 to
                                            February 29,                         to February 28,      February 28,
                                                   2004       June 3, 2004                  2005              2006
    --------------------------------------------------------------------------------------------------------------
    Net change in non-cash
      balances related to
      operations:
        Accounts receivable                $     (5,845)      $    (15,190)         $     22,330      $      2,818
        Income taxes receivable                   4,101             (3,686)               (8,971)            9,551
        Inventories                               8,089             (2,049)                7,454             2,134
        Assets held for sale                         --                 --                   664                --
        Prepaid expenses                            316                308                (1,216)             (270)
        Accounts payable and
         accrued liabilities                     10,303              6,778                (8,665)            9,054

    --------------------------------------------------------------------------------------------------------------
                                            $    16,964       $    (13,839)         $     11,596      $     23,287
    ==============================================================================================================


18. Pension plans:

    The Company maintains defined contribution pension plans for certain employees. The pension expenses related to those pension plans amounted to $1,028,000 for the year ended February 29, 2004, $327,000 for the 95-day period ended June 3, 2004, $810,000 for the 270-day period ended February 28, 2005 and $1,359,000 for the year ended February 2006.


19. Financial instruments and risk management:

    The Company operates and sells its products internationally and is, therefore, exposed to risks related to foreign exchange fluctuations and credit risk. The Company is also exposed to interest rate fluctuations.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


19. Financial instruments and risk management (continued):

    Foreign exchange risk management:

    The Company is exposed to risks related to foreign exchange fluctuations on its exports of goods manufactured in Canada. These risks are partially mitigated by the Company's purchases for its Canadian operations in the same foreign currency, its debt service and its foreign exchange forward contracts. The notional amounts of derivative financial instruments shown in the following table represent the volume of outstanding transactions and do not represent the potential gain or loss associated with market or credit risk of such instruments. The notional amounts represent the amounts to which an exchange rate will be applied to determine the amount of cash flows to be exchanged. None of these instruments is held or issued for speculative purposes.

    Foreign exchange forward contracts to sell in US dollars:

    ============================================================================
                               2005                             2006
    ----------------------------------------------------------------------------

                      Notional                        Notional
    Maturity           amounts      Average rate       amounts      Average rate
    ----------------------------------------------------------------------------

    2006           $    42,000            1.5439     $      --                --
    ============================================================================


    Interest rate risk management:

    During the year 2005, the Company entered into an interest rate cap on its US dollar denominated debt, for a notional amount of $40.0 million, maturing in June 2007. The cap limits the appreciation of LIBOR rate to a maximum of 6% on the notional amount covered.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


19. Financial instruments and risk management (continued):

    Credit risk management:

    The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company monitors the financial condition of its customers on a regular basis and establishes the credit rating of all new customers. An allowance for doubtful accounts is established based on the specific credit risk of its customers, historical trends and economic circumstances. The Company does not believe that it is exposed to an unusual level of credit risk.

    The Predecessor Company and the Company sell on a monthly basis (quarterly basis in 2004) a portion of their accounts receivable under the terms of securitization agreements. Accounts receivable amounting to $47,941,637 in 2004; $13,217,000 for the 95-day period ended June 3, 2004, $59,382,000 for the 270-day period ended February 28, 2005 and $88,109,000 for the year ended February 28, 2006 were sold under the terms of these agreements. Accounts receivable amounting to $12,819,000 as at February 29, 2004; $15,109,000 as at February 28, 2005 and $15,059,000 as at February 28, 2006
    were sold under the terms of these agreements.

    The Company has retained the responsibility for servicing, administering and collecting trade receivables sold. There is no recourse under the securitization agreements on the Company's other assets for failure of debtors to pay the trade receivables on the due date.

    Expenses related to these agreements amounting to $211,000 in 2004, $55,000 for the 95-day period ended June 3, 2004; $311,000 for the 270-day period ended February 28, 2005 and $548,000 for the year ended February 28, 2006 have been recorded in the selling, general and administrative expenses.

    The Company believes that the diversity of its customer base, by product and by region, reduces its credit risk and the impact of abrupt fluctuations in product demand.

    Fair value of financial instruments:

    The carrying value of interest rate swaps, interest rate cap and foreign exchange forward contracts equals the fair value as they are recorded in the balance sheet at their fair value.

    The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these financial instruments.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


19. Financial instruments and risk management (continued):

    Fair value of financial instruments (continued):

    Carrying values and fair values of the financial instruments as at February 28, 2005 and February 28, 2006 are as follows:

    ======================================================================================
                                          2005                              2006
    --------------------------------------------------------------------------------------

                               Carrying             Fair         Carrying             Fair
                                  value            value            value            value
    --------------------------------------------------------------------------------------
    Long-term debt (1)      $  (472,837)     $  (474,667)     $  (456,933)      $ (371,201)
    ======================================================================================

    (1) Including current portion

    The fair values of the financial liabilities are estimated based on the market value of similar instruments having the same maturity. The fair values of the derivative financial instruments are estimated using year-end market rates, and reflect the amount that the Company would receive or pay if the instruments were terminated at these dates.


20. Segmented information:

    The Company designs, develops, manufactures and distributes products in three business segments: bathroom, cabinetry and spa. The business segments are managed separately because each business requires different technologies and marketing strategies. Management of the Company evaluates the performance of each segment based on earnings before interest and tax. Operations are located in Canada, the United States and Europe.

    The accounting policies used in these business segments are the same as those described in the significant accounting policies. Intersegment sales are recorded at the exchange value, which is the amount agreed to by the parties.

    Net sales originating from one client amounted to approximately 24% for the year ended February 29, 2004, 20% for the 95-day period ended June 3, 2004, 20% for the 270-day period ended February 28, 2005 and 21% for the year ended February 28, 2006.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


20. Segmented information (continued):

    Reconciliations with the financial statements of revenues and assets by business segment and geographic segment are:

    =======================================================================================
    2004                           Bathroom       Cabinetry             Spa           Total
    ---------------------------------------------------------------------------------------
    Net sales                  $    394,991    $     40,142    $     53,956    $    489,089
    Inter-segment net sales              --              --             (77)            (77)
    ---------------------------------------------------------------------------------------
    Net sales                       394,991          40,142          53,879         489,012

    Operating income (loss)          49,881           6,899          (5,684)         51,096
    Interest expense                    998           1,310           2,590           4,898

    ---------------------------------------------------------------------------------------
    Income (loss) before
      income taxes             $     48,883    $      5,589    $     (8,274)   $     46,198
    =======================================================================================

    Other information

    Goodwill impairment        $         --    $         --    $      4,511    $      4,511
    Interest revenue                   (343)            (10)             (2)           (355)
    Depreciation and
      amortization expense           12,489           1,772           1,377          15,638
    Additions to property, plant
      and equipment, intangible
      assets and other assets        17,376             631             758          18,765

    =======================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


20. Segmented information (continued):

   ========================================================================================
    95-day period ended
      June 3, 2004                 Bathroom       Cabinetry             Spa           Total
   ----------------------------------------------------------------------------------------
    Net sales                  $    116,440    $     10,495    $     15,137    $    142,072
    Inter-segment sales                  --              (5)             --              (5)
   ----------------------------------------------------------------------------------------
    Net sales                       116,440          10,490          15,137         142,067

    Operating income (loss)           5,053            (333)            (31)          4,689
    Interest expense                    355             316             650           1,321

   ----------------------------------------------------------------------------------------
    Income (loss) before
      income taxes             $      4,698    $       (649)   $       (681)   $      3,368
   ========================================================================================

    Other information

    Interest revenue           $        (28)   $         --    $         (3)   $        (31)
    Depreciation and
      amortization expense            3,308             445             234           3,987
    Additions to property, plant
      and equipment, intangible
      assets and other assets           972             349             166           1,487

   ========================================================================================


   ========================================================================================
   270-day period ended
     February 28, 2005             Bathroom       Cabinetry             Spa           Total
   ----------------------------------------------------------------------------------------

    Net sales                  $    296,664    $     32,907    $     40,925    $    370,496
    Inter-segment sales                  --             (40)             --             (40)
   ----------------------------------------------------------------------------------------
    Net sales                       296,664          32,867          40,925         370,456

    Operating income (loss)          24,883          (1,844)           (284)         22,755
    Interest expense                 23,337              96             (24)         23,409

   ----------------------------------------------------------------------------------------
    Income (loss) before
      income taxes             $      1,546    $     (1,940)   $       (260)   $       (654)
   ========================================================================================

    Other information

    Interest revenue           $        (67)   $        (60)   $          2    $       (125)
    Depreciation and
      amortization expense           12,031           1,353             716          14,100
    Total assets                    553,598          36,715          23,030         613,343

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

    Additions to property, plant
      and equipment, intangible
      assets and other assets         4,821             865             398           6,084

   ========================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


20. Segmented information (continued):

    =======================================================================================
    2006                           Bathroom       Cabinetry             Spa           Total
    ---------------------------------------------------------------------------------------
    Net sales                  $    425,167    $     43,735    $     54,041    $    522,943
    Inter-segment sales                  --             (82)           (109)           (191)
    ---------------------------------------------------------------------------------------
    Net sales                       425,167          43,653          53,932         522,752

    Operating income (loss)          26,409         (10,891)         (2,944)         12,574
    Interest expense                 42,706               6              --          42,712

    ---------------------------------------------------------------------------------------
    Loss before
      income taxes             $    (16,297)   $    (10,897)   $     (2,944)   $    (30,138)
    =======================================================================================

    Other information

    Impairment of long-lived
      assets and goodwill      $         --    $      3,639    $         --    $      3,639
    Interest revenue                   (261)             --             (21)           (282)
    Depreciation and
      amortization expense           18,116           2,008           1,028          21,152
    Total assets                    548,412          27,428          19,791         595,631
    Additions to property, plant
      and equipment, intangible
      assets and other assets        12,083           1,181             250          13,514

    =======================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


20. Segmented information (continued):

    By geographic segment:

    ==============================================================================================================
                                                 Predecessor Company             The Company          The Company
                                           -------------------------------    -----------------       ------------
                                                          March 1, 2004 to      June 4, 2004 to       February 28,
                                                   2004       June 3, 2004    February 28, 2005               2006
    --------------------------------------------------------------------------------------------------------------
    Net sales, from Canadian facilities:
        Canada                             $    129,464       $     41,333         $    108,405       $    156,003
        United States                            88,253             21,639               47,457             50,109
        Overseas                                  1,241                487                  785                801
    --------------------------------------------------------------------------------------------------------------
                                                218,958             63,459              156,647            206,913

    Net sales, from U.S. facilities:
        Canada                                      246                589                2,295              4,690
        United States                           254,041             72,854              196,948            292,615
        Overseas                                    977                367                1,727              2,608
    --------------------------------------------------------------------------------------------------------------
                                                255,264             73,810              200,970            299,913

    Net sales, from European facilities:
        Overseas                                 14,790              4,798               12,839             15,926

    --------------------------------------------------------------------------------------------------------------
                                           $    489,012       $    142,067         $    370,456       $    522,752
    ==============================================================================================================

    ============================================================================
                                                            2005            2006
    ----------------------------------------------------------------------------

    Property, plant and equipment, intangible
      assets and goodwill:
        Canada                                       $   238,669      $  252,818
        United States                                    198,060         191,562
        Europe                                             7,257           6,932

    ----------------------------------------------------------------------------
                                                     $   443,986      $  451,312
    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information:

    As a result of the issuance by MAAX Corporation of the 9.75% Senior Subordinated Notes due 2012, the various entities making up the consolidated group were designated as either guarantors or non-guarantors in the indenture dated June 4, 2004. The following presents the condensed consolidated financial statements of the Predecessor Company, on the basis of guarantors and non-guarantors as established in the Indenture.

    The following condensed consolidated financial statements present the financial information of Beauceland Corporation, the parent company of MAAX Corporation, and MAAX Corporation, the subsidiaries that are guarantors of MAAX Corporation's 9.75% Senior Subordinated Notes due 2012, and the subsidiaries that are non-guarantors as at February 28, 2006 and 2005 and for the year ended February 28, 2006 and for the 270-day period ended February 28, 2005 and of the Predecessor Company at and for the 95-day period ended on June 3, 2004 and for the year ended February 29, 2004. MAAX Corporation is 100% owned by Beauceland Corporation.

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

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Income of Predecessor Company
    Year ended February 29, 2004

    =============================================================================================================
                                                      Combined         Combined      Adjustments
                                  Predecessor        guarantor    non-guarantor              and
                                      Company     subsidiaries     subsidiaries     eliminations     Consolidated
    -------------------------------------------------------------------------------------------------------------
    Net sales                    $         --     $    473,892     $     15,197     $        (77)    $    489,012

    Expenses:
        Cost of goods sold                 --          329,621           11,702              (77)         341,246
        Selling, general and
         administrative                 3,042           70,795            2,684               --           76,521
        Depreciation and
         amortization                   1,279           13,680              679               --           15,638
        Financial expenses             (4,668)           8,027            1,539               --            4,898
        Impairment of goodwill          1,575            2,936               --               --            4,511
    -------------------------------------------------------------------------------------------------------------
                                        1,228          425,059           16,604              (77)         442,814

    -------------------------------------------------------------------------------------------------------------
    (Loss) income before
      the undernoted                   (1,228)          48,833           (1,407)              --           46,198

    Income taxes                          (32)          14,147              132               --           14,247
    -------------------------------------------------------------------------------------------------------------
                                       (1,196)          34,686           (1,539)              --           31,951

    Equity in earnings of
      investees                        33,147               --               --          (33,147)              --
    -------------------------------------------------------------------------------------------------------------

    Net income (loss)            $     31,951     $     34,686     $     (1,539)    $    (33,147)    $     31,951
    =============================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Cash Flows of Predecessor Company
    Year ended February 29, 2004

    ===========================================================================================================================
                                                                    Combined         Combined      Adjustments
                                                Predecessor        guarantor    non-guarantor              and
                                                    Company     subsidiaries     subsidiaries     eliminations     Consolidated
    ---------------------------------------------------------------------------------------------------------------------------
    Cash flows related to operating
      activities:
        Net income (loss)                      $     31,951     $     34,686     $     (1,539)    $    (33,147)    $     31,951
        Items not affecting cash:
           Impairment of goodwill                     1,575            2,936               --               --            4,511
           Depreciation and amortization              1,279           13,680              679               --           15,638
           Amortization of financial
             expenses                                   513                5               --               --              518
           Deferred income taxes                        (90)           2,505               --               --            2,415
           Change in fair value of derivative
             financial instruments                      866          (10,076)              --               --           (9,210)
           Equity in (loss) earnings
             of investees                           (33,147)              --               --           33,147               --
        Net change in non-cash balances
         related to operations                       11,167            5,754               43               --           16,964
        -----------------------------------------------------------------------------------------------------------------------
                                                     14,114           49,490             (817)              --           62,787
    Cash flows related to financing activities:
        Decrease in bank loan                            --               --           (2,637)              --           (2,637)
        Proceeds from issuance of
         long-term debt                             206,197           26,615            3,588         (236,400)              --
        Repayment of long-term debt                 (35,961)          (4,435)             (38)              --          (40,434)
        Proceeds from issuance of shares              1,748          161,553               --         (161,553)           1,748
        Interest received on share
         purchase plan                                   15               --               --               --               15
        Dividends paid                               (2,489)              --               --               --           (2,489)
        -----------------------------------------------------------------------------------------------------------------------
                                                    169,510          183,733              913         (397,953)         (43,797)
    Cash flows related to investing activities:
        Business acquisitions                          (117)              (5)              --               --             (122)
        Additions to property, plant
         and equipment                               (2,135)         (15,567)            (149)              --          (17,851)
        Proceeds from disposal of property,
         plant and equipment                             34            1,717               --               --            1,751
        (Increase) decrease in investments         (186,854)        (211,099)              --          397,953               --
        Other assets                                   (625)            (289)              --               --             (914)
        -----------------------------------------------------------------------------------------------------------------------
                                                   (189,697)        (225,243)            (149)         397,953          (17,136)

    ---------------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash                  (6,073)           7,980              (53)              --            1,854

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

    Translation adjustment on cash
      denominated in foreign currencies               2,215           (2,336)              66               --              (55)

    Cash (bank indebtedness), beginning
      of year                                        21,150          (18,932)             450               --            2,668

    ---------------------------------------------------------------------------------------------------------------------------
    Cash (bank indebtedness), end of year      $     17,292     $    (13,288)    $        463     $         --     $      4,467
    ===========================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Income of Predecessor Company
    95-day period ended June 3, 2004

    ========================================================================================================
                                                 Combined         Combined      Adjustments
                             Predecessor        guarantor    non-guarantor              and
                                 Company     subsidiaries     subsidiaries     eliminations     Consolidated
    --------------------------------------------------------------------------------------------------------
    Net sales               $         --     $    137,217     $      4,850     $         --     $    142,067

    Expenses:
        Cost of goods sold            --           93,697            3,910               --           97,607
        Selling, general and
         administrative            4,762           30,465              557               --           35,784
        Depreciation and
         amortization                334            3,468              185               --            3,987
        Financial expenses           695              226              400               --            1,321
        ----------------------------------------------------------------------------------------------------
                                   5,791          127,856            5,052               --          138,699

    --------------------------------------------------------------------------------------------------------
    (Loss) income before
      the undernoted              (5,791)           9,361             (202)              --            3,368

    Income taxes                  (1,333)           2,863               42               --            1,572
    --------------------------------------------------------------------------------------------------------
                                  (4,458)           6,498             (244)              --            1,796

    Equity in earnings
      of investees                 6,254               --               --           (6,254)              --

    --------------------------------------------------------------------------------------------------------
    Net income (loss)       $      1,796     $      6,498     $       (244)    $     (6,254)    $      1,796
    ========================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Cash Flows of Predecessor Company
    95-day period June 3, 2004

    ===========================================================================================================================
                                                                    Combined         Combined      Adjustments
                                                Predecessor        guarantor    non-guarantor              and
                                                    Company     subsidiaries     subsidiaries     eliminations     Consolidated
    ---------------------------------------------------------------------------------------------------------------------------
    Cash flows related to operating
      activities:
        Net income (loss)                      $      1,796     $      6,498     $       (244)    $     (6,254)    $      1,796
        Items not affecting cash:
           Depreciation and amortization                334            3,468              185               --            3,987
           Amortization of financial
             expenses                                   118                3               --               --              121
           Deferred income taxes                     (1,419)            (931)              --               --           (2,350)
           Change in fair value of derivative
             financial instruments                      (23)           2,702               --               --            2,679
           Stock-based compensation                   2,714               --               --               --            2,714
           Equity in (loss) earnings
             of investees                            (6,254)              --               --            6,254               --
        Net change in non-cash balances
         related to operations                       (4,289)          (9,758)             208               --          (13,839)
        -----------------------------------------------------------------------------------------------------------------------
                                                     (7,023)           1,982              149               --           (4,892)

    Cash flows related to financing
      activities:
        Increase (decrease) in bank overdraft        35,818           19,586             (560)              --           54,844
        Proceeds from issuance of
         long-term debt                              34,000               --               --               --           34,000
        Repayment of long-term debt                 (81,869)             (63)             (31)              --          (81,963)
        Proceeds from issuance of shares                 33           17,653               --          (17,653)              33
        Dividends paid                               (1,266)              --               --               --           (1,266)
        -----------------------------------------------------------------------------------------------------------------------
                                                    (13,284)          37,176             (591)         (17,653)           5,648

    Cash flows related to investing activities:
        Business acquisitions                        (3,762)              --               --               --           (3,762)
        Additions to property, plant
         and equipment                                 (113)          (1,436)             (14)              --           (1,563)
        Proceeds from disposal of property,
         plant and equipment                             83               27               --               --              110
        Decrease (increase) in investments            6,039          (23,692)              --           17,653               --
        Other assets                                    934             (858)              --               --               76
        -----------------------------------------------------------------------------------------------------------------------
                                                      3,181          (25,959)             (14)          17,653           (5,139)

    ---------------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash                 (17,126)          13,199             (456)              --           (4,383)

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

    Translation adjustment on cash
      denominated in foreign currencies                (166)              89               (7)              --              (84)

    Cash (bank indebtedness), beginning
      of year                                        17,292          (13,288)             463               --            4,467

    ---------------------------------------------------------------------------------------------------------------------------
    Cash, end of year                          $         --     $         --     $         --     $         --     $         --
    ===========================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Balance Sheet of Beauceland Corporation
    As at February 28, 2005

    ===============================================================================================================================
                                                                        Combined         Combined      Adjustments
                                      Beauceland            MAAX       guarantor    non-guarantor              and
                                     Corporation     Corporation    subsidiaries     subsidiaries     eliminations     Consolidated
    -------------------------------------------------------------------------------------------------------------------------------
    Assets

    Current assets:
        Cash (overdraft)            $         --    $     10,326    $     (5,734)    $        867     $         --     $      5,459
        Accounts receivable                   --             613          55,098            3,010             (641)          58,080
        Income taxes receivable               --           5,295           6,877             (510)              --           11,662
        Inventories                           --              --          42,778            1,809               --           44,587
        Assets held for sale                  --              --           1,545               --               --            1,545
        Prepaid expenses                      --             272           3,451              598               --            4,321
        Deferred income taxes                 --             886           2,702               --               --            3,588
        ---------------------------------------------------------------------------------------------------------------------------
                                              --          17,392         106,717            5,774             (641)         129,242

    Property, plant and equipment             --              --          84,726            7,254               --           91,980
    Intangible assets                         --              --          71,337               --           66,669          138,006
    Goodwill                                  --              --         116,423               --           97,577          214,000
    Derivative financial instruments          --              24          10,595               --               --           10,619
    Other assets                              --          12,036           3,853               --               --           15,889
    Investments                          138,967         486,525           9,131               --         (634,623)              --
    Deferred income taxes                     --           4,163           5,682               --               --            9,845

    -------------------------------------------------------------------------------------------------------------------------------
                                    $    138,967    $    520,140    $    408,464     $     13,028     $   (471,018)    $    609,581
    ===============================================================================================================================

    Liabilities and Shareholders'
      Equity

    Current liabilities:
        Accounts payable and
         accrued liabilities        $         --    $      4,501    $     47,454     $      9,999     $     (8,295)    $     53,659
        Deferred income taxes                 --              --           1,607               --               --            1,607
        Current portion of
         long-term debt                       --           6,238              48               --               --            6,286
        ---------------------------------------------------------------------------------------------------------------------------
                                              --          10,739          49,109            9,999           (8,295)          61,552

    Long-term debt                            --         353,040         245,976           29,578         (274,326)         354,268
    Deferred income taxes                     --           6,404          25,256               --           25,334           56,994

    Shareholders' equity:
        Capital stock                    135,453         135,453          98,319               24         (233,796)         135,453

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

        Other element of
         shareholders' equity              3,514          14,504         (10,196)         (26,573)          20,065            1,314
        ---------------------------------------------------------------------------------------------------------------------------
                                         138,967         149,957          88,123          (26,549)        (213,731)         136,767

    -------------------------------------------------------------------------------------------------------------------------------
                                    $    138,967    $    520,140    $    408,464     $     13,028     $   (471,018)    $    609,581
    ===============================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Income of Beauceland Corporation
    270-day period ended February 28, 2005

    ===============================================================================================================================
                                                                        Combined         Combined      Adjustments
                                     Beauceland            MAAX        guarantor    non-guarantor              and
                                    Corporation     Corporation     subsidiaries     subsidiaries     eliminations     Consolidated
    -------------------------------------------------------------------------------------------------------------------------------
    Net sales                      $         --    $         --     $    357,447     $     13,009     $         --     $    370,456

    Expenses:
        Cost of goods sold                   --              --          256,301           10,726               --          267,027
        Selling, general and
         administrative                      --          (3,551)          68,509            1,633             (128)          66,463
        Depreciation and
         amortization                        --              --           11,876              546            1,678           14,100
        Interest expenses                    --             808           20,161            1,188           (1,588)          20,569

    -------------------------------------------------------------------------------------------------------------------------------
    (Loss) income before
      the undernoted                         --           2,743              600           (1,084)              38            2,297

    Income taxes                             --          (1,781)           4,541              119             (674)           2,205

    Equity in earnings of investees          92          (4,432)          (1,203)              --            5,543               --
    -------------------------------------------------------------------------------------------------------------------------------

    Net income (loss)              $         92    $         92     $     (5,144)    $     (1,203)    $      6,255     $         92
    ===============================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Cash Flows of Beauceland Corporation
    270-day period ended February 28, 2005

    ===============================================================================================================================
                                                                              Combined       Combined    Adjustments
                                              Beauceland           MAAX      guarantor  non-guarantor            and
                                             Corporation    Corporation   subsidiaries   subsidiaries   eliminations   Consolidated
    -------------------------------------------------------------------------------------------------------------------------------
    Cash flows related to operating
      activities:
        Net income (loss)                   $         92   $         92   $     (5,144)  $     (1,203)  $      6,255   $         92
        Items not affecting:
           Depreciation and amortization              --             --         11,876            546          1,678         14,100
           Amortization of financial
             expenses                                 --          1,473             10             --             --          1,483
           Stock-based compensation                   --             --          1,481             --             --          1,481
           Deferred income taxes                      --          2,876         (1,596)            --             --          1,280
           Change in fair value of
             derivative financial
             instruments                              --             --           (768)            --             --           (768)
           Equity in earnings of
             investees                               (92)         4,432          1,203             --         (5,543)            --
        Net change in non-cash balances
         related to operations                        --         (1,313)        13,975          1,422         (2,390)        11,694
        ---------------------------------------------------------------------------------------------------------------------------
                                                      --          7,560         21,037            765             --         29,362
    Cash flows related to financing
      activities:
        Increase (decrease) in bank
         overdraft                                    --             --        (57,476)           560             --        (56,916)
        Proceeds from issuance of
         long-term debt                               --        373,282             --             --             --        373,282
        Repayment of long-term debt                   --        (23,425)        (8,242)          (375)           357        (31,685)
        Proceeds from issuance of
         shares                                  135,453        135,453         33,358             --       (168,811)       135,453
        Debt issuance costs                           --        (13,510)            --             --             --        (13,510)
        Interest received on share
            purchase loan                             --             --         11,772             --             --         11,772
        ---------------------------------------------------------------------------------------------------------------------------
                                                 135,453        471,800        (20,588)           185       (168,454)       418,396
    Cash flows related to investing
      activities:
        Business acquisitions                         --       (435,676)          (118)            --             --       (435,794)
        Decrease (increase) in
         investments                            (135,453)       (33,358)           357             --        168,454             --
        Additions to property, plant
         and equipment                                --             --         (4,141)          (143)            --         (4,284)
        Proceeds from disposal of
         property, plant and equipment                --             --            130             --             --            130
        Other assets                                  --             --         (1,800)            --             --         (1,800)
        ---------------------------------------------------------------------------------------------------------------------------
                                                (135,453)      (469,034)        (5,572)          (143)       168,454       (441,748)

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

    -------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                   --         10,326         (5,123)           807             --          6,010

    Translation adjustment on cash
      denominated in foreign currencies               --             --           (611)            60             --           (551)

    Cash, beginning of year                           --             --             --             --             --             --

    -------------------------------------------------------------------------------------------------------------------------------
    Cash, end of year                       $         --   $     10,326   $     (5,734)  $        867   $         --   $      5,459
    ===============================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Balance Sheet of Beauceland Corporation
    As at February 28, 2006

    ================================================================================================================================
                                                                         Combined         Combined      Adjustments
                                     Beauceland             MAAX        guarantor    non-guarantor              and
                                    Corporation      Corporation     subsidiaries     subsidiaries     eliminations     Consolidated
    --------------------------------------------------------------------------------------------------------------------------------
    Assets

    Current assets:
        Accounts receivable        $         --     $         --     $     54,803     $      2,457     $       (199)    $     57,061
        Income taxes receivable              --            5,881           (2,760)            (615)              --            2,506
        Inventories                          --               --           43,046            1,343               --           44,389
        Assets held for sale                 --               --            1,296               --               --            1,296
        Prepaid expenses                     --              452            3,851              433               --            4,736
        Deferred income taxes                --               --            4,646               --               --            4,646
        ----------------------------------------------------------------------------------------------------------------------------
                                             --            6,333          104,882            3,618             (199)         114,634

    Property, plant and equipment            --               --           79,352            6,324               --           85,676
    Intangible assets                        --               --           69,730              608           64,151          134,489
    Goodwill                                 --               --          122,417               --          108,730          231,147
    Derivative financial instruments         --                4               --               --               --                4
    Other assets                             --           10,404            5,338               --               --           15,742
    Investments                         124,939          470,838          (17,308)              --         (578,469)              --
    Deferred income taxes                    --            3,539            7,570               --               --           11,109

    --------------------------------------------------------------------------------------------------------------------------------
                                   $    124,939     $    491,118     $    371,981     $     10,550     $   (405,787)    $    592,801
    ================================================================================================================================

    Liabilities and Shareholders'
      Equity

    Current liabilities:
        Bank overdraft (cash)      $         --     $     (2,846)    $      3,359     $       (305)    $         --     $        208
        Accounts payable and
         accrued liabilities                 --            4,305           57,708           10,086           (8,366)          63,733
        Deferred income taxes                --               --               --               --               --               --
        Current portion of
         long-term debt                      --            6,703              331              258               --            7,292
        ----------------------------------------------------------------------------------------------------------------------------
                                             --            8,162           61,398           10,039           (8,366)          71,233

    Long-term debt                           --          322,983          238,846           26,082         (264,088)         323,823
    Deferred income taxes                    --            3,726           26,847               --           27,951           58,524

    Shareholders' equity:
        Capital stock                   134,576          134,576          101,337               22         (235,935)         134,576

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

        Other element of
         shareholders' equity            (9,637)          21,671          (56,447)         (25,593)          74,651            4,645
        ----------------------------------------------------------------------------------------------------------------------------
                                        124,939          156,247           44,890          (25,571)        (161,284)         139,221

    --------------------------------------------------------------------------------------------------------------------------------
                                   $    124,939     $    491,118     $    371,981     $     10,550     $   (405,787)    $    592,801
    ================================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Income of Beauceland Corporation
    Year ended February 28, 2006

    ===============================================================================================================================
                                                                        Combined         Combined      Adjustments
                                    Beauceland             MAAX        guarantor    non-guarantor              and
                                   Corporation      Corporation     subsidiaries     subsidiaries     eliminations     Consolidated
    -------------------------------------------------------------------------------------------------------------------------------
    Net sales                     $         --     $         --     $    506,825     $     15,927     $         --     $    522,752

    Expenses:
        Cost of goods sold                  --               --          372,406           13,314               --          385,720
        Selling, general and
         administrative                     --           (1,941)          97,881            1,649            1,712           99,301
        Depreciation and
         amortization                       --               --           17,720              915            2,517           21,152
        Impairment of goodwill
         and long-lived assets              --               --            3,639               --               --            3,639
        Interest expenses                   --            1,992           27,285            1,561           (1,587)          29,251

    -------------------------------------------------------------------------------------------------------------------------------
    (Loss) income before
      the undernoted                        --              (51)         (12,106)          (1,512)          (2,642)         (16,311)

    Income taxes                            --            2,256           (3,816)             159           (1,615)          (3,016)

    Equity in earnings of investees    (13,295)         (10,988)            (110)              --           24,393               --
    -------------------------------------------------------------------------------------------------------------------------------

    Net income (loss)             $    (13,295)    $    (13,295)    $     (8,400)    $     (1,671)    $     23,366     $    (13,295)
    ===============================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


21. Supplemental joint issuer and guarantor financial information (continued):

    Statement of Cash Flows of Beauceland Corporation
    Year ended February 28, 2006

    ===============================================================================================================================
                                                                              Combined       Combined    Adjustments
                                              Beauceland           MAAX      guarantor  non-guarantor            and
                                             Corporation    Corporation   subsidiaries   subsidiaries   eliminations   Consolidated
    -------------------------------------------------------------------------------------------------------------------------------
    Cash flows related to operating
      activities:
        Net income (loss)                   $    (13,295)  $    (13,295)  $     (8,400)  $     (1,671)  $     23,366   $    (13,295)
        Items not affecting:
           Depreciation and amortization              --             --         17,720            915          2,517         21,152
           Amortization of financial
             expenses                                 --          2,054              5             --             --          2,059
           Impairment of goodwill
             and long-lived assets                    --             --          3,639             --             --          3,639
           Gain on disposal of property,
               plant and equipment                    --             --           (203)            --             --           (203)
           Stock-based compensation                   --             --            144             --             --            144
           Deferred income taxes                      --          7,189         (8,818)            --           (956)        (2,585)
           Change in fair value of
             derivative financial
             instruments                              --             --         10,908             --             --         10,908
           Equity in earnings of
             investees                            13,295         10,988            110             --        (24,393)            --
        Net change in non-cash balances
         related to operations                      (877)          (394)        21,896          2,222           (534)        22,313
        ---------------------------------------------------------------------------------------------------------------------------
                                                    (877)         6,542         37,001          1,466             --         44,132
    Cash flows related to financing
      activities:
        Proceeds from issuance of
         long-term debt                               --             --             --            324             --            324
        Repayment of long-term debt                   --        (37,048)           650           (966)            --        (37,364)
        Proceeds from issuance of
         shares                                      877           (877)            --             --             --             --
        Debt issuance costs                           --           (421)            --             --             --           (421)
        ---------------------------------------------------------------------------------------------------------------------------
                                                     877        (38,346)           650           (642)            --        (37,461)
    Cash flows related to investing
      activities:
        Decrease (increase) in
         investments                                  --         24,324        (24,324)            --             --             --
        Additions to property, plant
         and equipment                                --             --         (6,332)          (376)            --         (6,708)

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================

        Additions to intangible assets                --             --         (1,055)          (939)            --         (1,994)
        Proceeds from disposal of
         property, plant and equipment                --             --          1,477             --             --          1,477
        Other assets                                  --             --         (4,812)            --             --         (4,812)
        ---------------------------------------------------------------------------------------------------------------------------
                                                      --         24,324        (35,046)        (1,315)            --        (12,037)

    -------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                   --         (7,480)         2,605           (491)            --         (5,366)

    Translation adjustment on cash
      denominated in foreign currencies               --             --           (230)           (71)            --           (301)

    Cash, beginning of year                           --         10,326         (5,734)           867             --          5,459

    -------------------------------------------------------------------------------------------------------------------------------
    Cash, end of year                       $         --   $      2,846   $     (3,359)  $        305   $         --   $       (208)
    ===============================================================================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


22. Related party transactions:

    Under an agreement signed with its shareholders, the Company has recorded management fees of $568,439 and $638,655 in the statement of income, respectively, for the 270-day period ended February 28, 2005 and the year ended February 28, 2006, and an amount of $4,899,128 in goodwill as transaction related expenses for the 270-day period ended February 28, 2005. The transactions have been recorded at their exchange value.

    Predecessor Company

    Under an agreement signed by the Predecessor Company with a shareholder company, the Predecessor Company was committed to pay, on an annual basis, management fees and a 4.3% bonus calculated on consolidated income before bonus and income taxes determined using Canadian generally accepted accounting principles. This agreement expired on February 29, 2004.

    Under this agreement, the Predecessor Company recorded during the year 2004 the following transactions at their exchange value:

    ============================================================================
                                                                            2004
    ----------------------------------------------------------------------------

    Management fees                                                   $      868
    Bonus                                                                  1,927
    Non-renewal indemnity                                                  2,760

    ----------------------------------------------------------------------------
                                                                      $    5,555
    ============================================================================

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


23. Commitments, contingencies and guarantees:

    (a)  Contingent payment:

         A business purchase agreement, entered into by the Predecessor Company, provided for a contingent payment of a maximum amount of C$160,000 based on the future income of an acquired business for its fiscal year 2005.

         During the 270-day period ended February 28, 2005, the Company paid such contingent consideration based on earnings amounting to $128,000 ($118,000 in 2004 paid by the Predecessor Company).

    (b)  Operating leases:

         The Company rents property, plant and equipment under operating leases for total rentals of $15,132,000. Annual rentals under these leases for each of the next five years and thereafter are as follows:

         =======================================================================

         2007                                                         $    5,992
         2008                                                              4,604
         2009                                                              2,577
         2010                                                              1,511
         2011                                                                317
         Thereafter                                                          131

         =======================================================================


         In addition, the Company must pay, for certain leases, its share of the annual operating expenses.

    (c)  Royalties:

         In connection with the purchase of Coleman Spas, Inc., the parties entered into a ten-year licensing agreement to use the Coleman Spas trademark and associated logos. As defined in the licensing agreement, the Predecessor Company and the Company were required to make royalty payments equal to 1.5% of net sales up to September 30, 2004 and beginning October 1, 2004 through September 30, 2008, the royalty payments increase to 3% of net sales. The royalty payments made by the Predecessor Company and the Company were $397,000 in 2004; $112,000 for the 95-day period ended June 3, 2004; and $478,000 for the 270-day period ended February 25, 2005 and $967,000 in 2006.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


23. Commitments, contingencies and guarantees (continued):

    (d)  Environment:

         The Company is subject to various laws, regulations and government policies relating to health and safety, to the production, storage, transportation, disposal and environmental emissions of various substances, and to the protection of the environment in general. The Company believes it is in compliance with such laws, regulations and government policies, in all material respects. Furthermore, the Company does not anticipate that compliance with such environmental statutes will have a material adverse effect upon its competitive or consolidated financial position.

    (e)  Contingencies:

         A number of legal proceedings against the Company and its subsidiaries are still outstanding. In the opinion of management of the Company and its subsidiaries, the outcome of these proceedings is not expected to have a material adverse effect on the Company's results of operations or its financial position. In those instances where it would be probable as a result of such proceedings that the Company would incur costs that could be reasonably determined, the Company would record a liability.

    (f)  Guarantees:

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires that certain disclosures be made by a guarantor about its obligations under guarantees in its consolidated financial statements after December 15, 2002, and that guarantees initially entered into or modified after January 1, 2003 be measured and recognized.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


23. Commitments, contingencies and guarantees (continued):

    (f)  Guarantees (continued):

         A guarantee is a contract or an indemnification agreement that contingently requires the Company to make payments to the other party to the contract or agreement, based on changes in an underlying that is related to an asset, a liability or an equity security of the other party, or based on a third party failure to perform under an obligating agreement. It could be also an indirect guarantee of the indebtedness of another party, even though the payment to the other party may not be based on changes in an underlying that is related to an asset, a liability or an equity security of the other party.

         A liability is recorded when the Company considers probable that a payment relating to a guarantee will have to be made to the other party of the contract or agreement, considering recourse against any third party. A liability is also required to be recognized for the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee.

         In the normal course of business, the Company enters into agreements containing features that meet Interpretation No. 45 criteria for a guarantee including the following:

         Operating leases

         The Company has guaranteed a portion of the residual values of certain assets under operating leases with expiry dates between 2007 and 2012, for the benefit of the lessor. If the fair value of the assets, at the end of their respective lease terms, is less than the residual value guaranteed, then the Company must, under certain conditions, compensate the lessor for a portion of the shortfall. The maximum exposure in respect of these guarantees is $372,000. The Company did not record any liability associated with the contingency related to these guarantees.

         Financing agreement

         In connection, with an agreement with a third party financing company, the Company has the obligation to repurchase spas that are returned. The maximum exposure in respect to this agreement is $5,700,000. The Company has not recorded any liability associated with these guarantees.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


23. Commitments, contingencies and guarantees (continued):

    (f)  Guarantees (continued):

         Long-term debt

         Under the terms of its credit agreements, the Company has agreed to indemnify its U.S. lenders against changes in withholding taxes. These indemnifications extend for the term of the indebtedness and do not provide any limit on the maximum potential liability. The nature of the indemnification agreement prevents the Company from estimating the maximum potential liability it could be required to pay to lenders. Accordingly, no amount has been accrued in the consolidated financial statements with respect to these indemnifications.

         Directors and officers indemnification agreements

         Under the laws of the State of Delaware, the Company indemnifies its directors and officers, former directors and officers and individuals who act or who have acted at the Company's request to be a director or officer of an entity in which it is a shareholder or creditor, to the extent permitted by law, against any and all charges, costs, expenses, amounts paid in settlement and damages incurred by the directors and officers as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the directors and officers are sued as a result of their service. These indemnification claims are subject to any statutory or other legal limitation period. The nature of the indemnification provided in the agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties.

         The Company has purchased directors' and officers' liability insurance, without any deductible. To the knowledge of management, there is no such claim. No amount has been accrued in the consolidated balance sheet with respect to the contingency to these indemnifications.

         Letters of credit

         The Company issued standby letters of credit for an amount of $3,289,000 to guarantee certain obligations towards third parties. If the Company does not respect these obligations, the beneficiaries of these letters can draw amounts, subject to the maximum amount of the letters of credit issued to cover the obligations for which the letters of credit were issued. All letters of credit will expire in 2007. The Company has no indication that amounts will be drawn under these letters of credit and no amount has been recorded on the Company's books.

MAAX HOLDINGS, INC. AND
PREDECESSOR COMPANY (MAAX INC.)
Notes to Consolidated Financial Statements, Continued

Year ended February 29, 2004, the 95-day period ended June 3, 2004, the 270-day period ended February 28, 2005 and year ended February 2006
(Tabular amounts are expressed in thousands of US dollars)

================================================================================


24. Comparative figures:

    Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.



                                    SCHEDULE

                               MAAX Holdings, inc.
                       Valuation and Qualifying Acccounts

                                                              Additions
                                                    ---------------------------
                                                      Charged                                       Foreign
                                      Balance at      to costs       Charged to                     currency     Balance
                                      beginning         and            other                      translation    as end
 Description                          of period       expenses        accounts     Deductions       effects     of period
-------------------------------------------------------------------------------------------------------------------------
                                                                       (a)            (b)
Allowance for doubtful accounts
deducted from accounts
receivable in the balance sheet

The Company


Year ended February 28, 2006             1,602            465             --           (637)            37          1,467
                                  ---------------------------------------------------------------------------------------
270-day period ended February
28, 2005                                 2,250            238            290         (1,287)           111          1,602
                                  ---------------------------------------------------------------------------------------

Predecessor Company

95-day period ended
June 3, 2004                             1,863            195             --            208            (16)         2,250
                                  ---------------------------------------------------------------------------------------

Year ended February 29, 2004             1,467            649             --           (343)            90          1,863
                                  ---------------------------------------------------------------------------------------

(a) Adjustments related to the purchase price allocation made pursuant to the acquisition of MAAX Inc.

(b) Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years